Form 10-Q
period 2022-09-30
Yoshiharu Global Co.
filed 2022-11-14
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-41494

YOSHIHARU GLOBAL CO.
(Exact name of Registrant as specified in its charter)

Delaware	5812	87-3941448
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

6940 Beach Blvd., Suite D-705

Buena Park, CA 90621

(714) 694-2403

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	YOSH	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant has 11,940,000 shares of class A common stock outstanding, and 1,000,000 shares of class B common stock outstanding as of November 11, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, the risk that we may not be able to successfully implement our growth strategy if we are unable to identify appropriate sites for restaurant locations, expand in existing and new markets, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel; the risk that we may not be able to maintain or improve our comparable restaurant sales growth; that the restaurant industry is a highly competitive industry with many competitors; that our limited number of restaurants, the significant expense associated with opening new restaurants, and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations; that we have incurred operating losses and may not be profitable in the future; the risk that our plans to maintain and increase liquidity may not be successful; that we depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition or results of operations; that our operating results and growth strategies will be closely tied to the success of our future franchise partners and we will have limited control with respect to their operations; the risk that we may face negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illness or other matters; that minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs; that events or circumstances could cause the termination or limitation of our rights to certain intellectual property critical to our business that is licensed from Yoshiharu Holdings Co., or that we could face infringements on our intellectual property rights and be unable to protect our brand name, trademarks and other intellectual property rights; that challenging economic conditions may affect our business by adversely impacting numerous items that include, but are not limited to: consumer confidence and discretionary spending, the future cost and availability of credit and the operations of our third-party vendors and other service providers; the risk that we, or our point of sale and restaurant management platform partners, may fail to secure guests’ confidential, personally identifiable, debit card or credit card information or other private data relating to our employees or us; and the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s recently filed registration statement on Form S-1 (File No. 333-262330). We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	September 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$7,644,701	$1,087,102
Inventories	58,554	36,573
Total current assets	7,703,255	1,123,675

Non-Current Assets:
Property and equipment, net	2,245,728	2,343,524
Operating lease right-of-use asset	6,110,220	2,209,967
Other assets	558,960	157,949
Total non-current assets	8,914,908	4,711,440

Total assets	$16,618,163	$5,835,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$643,790	$1,598,334
Current portion of operating lease liabilities	358,372	214,994
Current portion of bank notes payables	253,508	235,662
Current portion of loan payable, PPP	-	100,334
Current portion of loan payable, EIDL	35,776	24,138
Due to related party	-	1,383,213
Other payables	73,057	88,437

Total current liabilities	1,364,503	3,645,112
Operating lease liabilities, less current portion	6,393,869	2,094,751
Bank notes payables, less current portion	986,154	1,002,010
Restaurant revitalization fund	700,454	700,454
Loan payable, EIDL, less current portion	414,224	425,862
Loan payable, PPP, less current portion	-	285,566
Total liabilities	9,859,204	8,153,755

Commitments and Contingencies

Stockholders’ equity (deficit)
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 11,940,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,194	946
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 1,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	100	-
Additional paid-in capital	11,936,958	553,456
Stock subscriptions receivable	-	(60,000)
Accumulated deficit	(5,179,293)	(2,813,042)
Total stockholders’ equity (deficit)	6,758,959	(2,318,640)

Total liabilities and stockholders’ equity (deficit)	$16,618,163	$5,835,115

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Food and beverage	$5,746,336	$4,449,354	$1,772,646	$1,842,729
Total revenue	5,746,336	4,449,354	1,772,646	1,842,729

Restaurant operating expenses:
Food, beverages and supplies	1,493,196	1,344,672	456,442	587,581
Labor	2,644,887	1,626,651	836,646	550,610
Rent and utilities	750,141	465,677	235,717	196,713
Delivery and service fees	373,596	384,050	113,889	130,702
Depreciation	555,224	94,294	90,351	31,777
Total restaurant operating expenses	5,817,044	3,915,344	1,733,045	1,497,383

Net operating restaurant operating income (loss)	(70,708)	534,010	39,601	345,346

Operating expenses:
General and administrative	1,902,933	801,359	869,244	566,494
Related party compensation	631,968	-	631,968	-
Advertising and marketing	78,298	12,437	37,715	10,439
Total operating expenses	2,613,199	813,796	1,538,927	576,933

Loss from operations	(2,683,907)	(279,786)	(1,499,326)	(231,587)

Other income (expense):
PPP loan forgiveness	385,900	269,887	-	269,887
Other income	6,301	25,000	-	-
Interest	(61,876)	(44,145)	(20,882)	(13,239)
Total other income (expense), net	330,325	250,742	(20,882)	256,648

Income (loss) before income taxes	(2,353,582)	(29,044)	(1,520,208)	25,061

Income tax provision	12,669	13,924	5,629	7,315

Net income (loss)	$(2,366,251)	$(42,968)	$(1,525,837)	$17,746

Income (loss) per share:
Basic and diluted	$(0.24)	(0.01)	(0.15)	0.01

Weighted average number of common shares outstanding:
Basic and diluted	9,680,950	3,128,077	10,133,549	3,205,000

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

								Total
					Additional	Stock		Stockholders’
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2021	9,450,900	$946	-	$-	$553,456	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	-	(393,792)	(393,792)

Balance at March 31, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,206,834)	$(2,652,432)

Net loss	-	-	-	-	-	-	(446,622)	(446,622)

Balance at June 30, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,653,456)	$(3,099,054)

Cancellation of Class A Common Stock	(1,000,000)	(100)	-		-	-	-	(100)
Issuance of Class B Common Stock	-	-	1,000,000	100	-	-	-	100
Issuance of Class A Common Stock	3,489,100	348			11,383,502			11,383,750
Net loss	-	-	-	-	-	-	(1,525,837)	(1,525,837)

Balance at September 30, 2022 (unaudited)	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(5,179,293)	$6,758,959

								Total
					Additional	Stock		Stockholders’
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2020	2,205,000	$221	-	$-	$(169,794)	$-	$(1,182,557)	$(1,352,130)

Issuance of Class A Common Stock	1,000,000	100	-	-	(100)	-	-	-
Distributions	-	-	-	-	(58,971)	-	-	(58,971)
Net loss	-	-	-	-	-	-	(83,897)	(83,897)

Balance at March 31, 2021 (unaudited)	3,205,000	$321	-	$-	$(228,865)	$-	$(1,266,454)	$(1,494,998)

Distributions	-	-	-	-	(308,625)	-	-	(308,625)
Net Income	-	-	-	-		-	23,183	23,183

Balance at June 30, 2021 (unaudited)	3,205,000	321	-	$-	$(537,490)	$-	$(1,243,271)	$(1,780,440)

Issuance of Class A Common Stock	6,245,900	625	-	-	(625)	-	-	-
Distributions	-	-	-	-	(347,725)	-	-	(347,725)
Net income	-	-	-	-		-	17,746	17,746

Balance at September 30, 2021 (unaudited)	9,450,900	946	-	$-	$(885,840)	$-	$(1,225,525)	$(2,110,419)

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,366,251)	$(42,968)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	555,224	94,294
PPP loan forgiveness	(385,900)	(269,887)
Changes in assets and liabilities:
Inventories	(21,981)	(14,499)
Other assets	(401,011)	(65,732)
Accounts payable and accrued expenses	685,899	114,826
Due to related party	(1,383,213)	426,179
Other payables	(15,380)	65,700
Net cash (used in) provided by operating activities	(3,332,613)	307,913

Cash flows from investing activities:
Purchases of property and equipment	(457,428)	(814,163)
Net cash used in investing activities	(457,428)	(814,163)

Cash flows from financing activities:
Bank overdrafts	-	(29,060)
Proceeds from sale of common shares	10,345,650	-
Proceeds from borrowings	140,000	1,579,654
Repayments on bank notes payables	(138,010)	(294,974)
Stockholders’ distribution	-	(696,071)
Net cash provided by financing activities	10,347,640	559,549

Net (decrease) increase in cash	6,557,599	53,299

Cash – beginning of period	1,087,102	-

Cash – end of period	$7,644,701	$53,299

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$385,900	$-

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$61,876	$44,145
Income taxes	$12,669	$13,924

See accompanying notes to unaudited consolidated financial statements.

YOSHIHARU GLOBAL CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu did not have significant transactions since formation. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store to be opened in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store to be opened in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.

The Company owns several restaurants specializing in Japanese ramen and other Japanese cuisines. The Company offers a variety of Japanese ramens, rice bowls, and appetizers. Unless otherwise stated or the context otherwise requires, the terms “Yoshiharu” “we,” “us,” “our” and the “Company” refer collectively to Yoshiharu and, where appropriate, its subsidiaries.

Prior to September 30, 2021, the Yoshiharu business (the “Business”) consisted of the first seven separate entities listed above (collectively, the “Entities”), each wholly owned by James Chae (“Mr. Chae”), and each holding one (1) store, except for JJ, which held two stores and the Business’s intellectual property (the “IP”). Effective October 2021, JJ transferred the IP to Mr. Chae. Effective October 2021, Mr. Chae contributed 100% of the equity interests in each of the Entities to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares.

On December 9, 2021, Yoshiharu completed a share exchange agreement whereby Mr. Chae, the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings. This recapitalization was accounted for in accordance with the “Transactions Between Entities Under Common Control” subsections of Accounting Standards Codification (“ASC”) 805-50, Business Combinations, which requires that the receiving entity recognize the net assets received at their historical carrying amounts. A common-control transaction has no effect on the parent’s consolidated financial statements. No value was ascribed to the shares issued for the transfer of the IP since the only relevance of the aggregate number of shares issued to Mr. Chae in Holdings was to effect the 1 for 1 share exchange with Yoshiharu upon its incorporation in Delaware. ASC 805-50 also prescribes that, if the recognition of the net assets results in a “change in the reporting entity,” the receiving entity presents the transfer in its separate financial statements retrospectively. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of the subsidiaries and are recorded at the historical cost basis of the subsidiaries.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting

The unaudited consolidated financial statements include the legal entities listed in Note 1 above as of September 30, 2022 and December 31, 2021 and for the three and nine month periods ended September 30, 2022 and 2021.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Initial Public Offering

In September 2022, the Company consummated its initial public offering (the “IPO”) of 2,940,000 shares of its class A common stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

The Company granted the underwriters a 45-day option to purchase up to 441,000 additional shares (equal to 15% of the shares of class A common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of class A common stock equal to 5.0% of the aggregate number of shares of Class A common stock sold in the IPO (including shares of Class A common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Class A common stock in connection with the IPO, at an initial exercise price per share of $5.00 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

On September 9, 2022, the Company’s stock began trading on the Nasdaq Capital Market under the symbol “YOSH.”

Deferred Offering Costs

Deferred offering costs were expenses directly related to the IPO. These costs consisted of legal, accounting, printing, and filing fees. The deferred offering costs were offset against the IPO proceeds in September 2022 and were reclassified to additional paid-in capital upon completion of the IPO.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include accounts receivables, accrued liabilities, income taxes, long-lived assets, and deferred tax valuation allowances. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $78,298 and $12,437 for the nine months ended September 30, 2022 and 2021, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

Delivery Fees Charged by Delivery Service Providers

The Company’s customers may order online through third party service providers such as Uber Eats, Door Dash, and others. These third-party service providers charge delivery and order fees to the Company. Such fees are expensed when incurred. Delivery fees are included in delivery and service fees in the accompanying consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from food and beverage sales. Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer receives the food that they purchased, which is when our obligation to perform is satisfied. The timing and amount of revenue recognized related to Company sales was not impacted by the adoption of ASC 606.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of perishable food items and supplies. Cost is determined using the first-in, first out method.

Segment Reporting

ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how executive decision makers internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of operating its stores.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Furniture and equipment	5 to 7 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Vehicle	5 years

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of September 30, 2022.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consisted of cash, operating lease right-of-use assets, net, accounts payable and accrued expenses, notes payables, and operating lease liabilities. The estimated fair value of cash, operating lease right-of-use assets, net, and notes payables approximate its carrying amount due to the short maturity of these instruments.

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. An ROU asset represents the Company’s right to use an underlying asset for the lease term and an operating lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and operating lease liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company evaluated ASU 2016-02 and adopted this guidance as of January 1, 2019.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. ASU 2018-10 supersedes the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for emerging growth companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company adopted this guidance as of January 1, 2019.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2019.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied (Issue 1). ASU 2019-01 also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. This amendment is for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company evaluated ASU 2019-01 and adopted this guidance as of January 1, 2019.

COVID-19 Impact on Concentration of Risk

The novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. We have experienced significant disruptions to our business due to the COVID-19 pandemic and related suggested and mandated social distancing and shelter-in-place orders.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021

Leasehold Improvement	$2,714,260	$2,465,543
Furniture and equipment	574,204	365,493
Vehicle	30,543	30,543

Total property and equipment	3,319,007	2,861,579
Accumulated depreciation	(1,073,279)	(518,055)

Total property and equipment, net	$2,245,728	$2,343,524

Total depreciation was $555,224 and $94,294 and for the nine months ended September 30, 2022 and 2021, respectively.

4. BANK NOTES PAYABLES

	September 30,	December 31,
	2022	2021

September 22, 2017 ($250,000) - AA	$147,606	$165,875
November 27, 2018 ($780,000) - JJ	468,652	543,339
February 13, 2020 ($255,000) - CC	202,711	218,602
September 14, 2021 ($197,000) - CC	142,997	153,881
September 15, 2021 ($199,000) - DD	182,336	155,975
April 22, 2022 ($195,000) - Cerritos	95,360	-

Total bank notes payables	1,239,662	1,237,672

Less - current portion	(253,508)	(235,662)
Total bank notes payables, less current portion	$986,154	$1,002,010

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$63,377
2023	253,508
2024	253,508
2025	238,494
2026	105,513
Thereafter	325,262

Total	$1,239,662

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. As of September 30, 2022 and December 31, 2021, the balance of the loan is $147,606 and $165,875, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	BANK NOTES PAYABLES (Continued)

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,888 per month which includes principal and interest with an initial interest rate of 6.75% per year. The balance of principal and interest is payable on September 22, 2027.

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2022 and December 31, 2021, the balance of the loan is $468,652 and $543,339, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $11,818.08 per month which includes principal and interest with an initial interest rate of 7.000% per year. The balance of principal and interest is payable on December 1, 2025.

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2022 and December 31, 2021, the balance of the loan is $202,711 and $218,602, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,913 per month which includes principal and interest with an initial interest rate of 6.50%. The balance of principal and interest is payable on February 13, 2030.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2022 and December 31, 2021, the balance of the loan is $142,997 and $153,881, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,128 per month which includes principal and interest with an initial interest rate of 5.25%. The balance of principal and interest is payable on September 14, 2031.

As of September 30, 2022, the CC has received $159,000 of the $197,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	BANK NOTES PAYABLES (Continued)

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. As of September 30, 2022 and December 31, 2021, the balance of the loan is $182,336 and $155,975, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,419 per month which includes principal and interest with an initial interest rate of 5.25%. The balance of principal and interest is payable on September 15, 2031.

As of September 30, 2022, the DD has received $197,000 of the $199,000.

April 22, 2022– $195,000 – Yoshiharu Cerritos

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2022, the balance of the loan is $95,360.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,106 per month which includes principal and interest with an initial interest rate of 5.25%. The balance of principal and interest is payable on April 22, 2032.

As of September 30, 2022, the YC has received $100,000 of the $195,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LOAN PAYABLES, PPP

	September 30,	December 31,
	2022	2021

February 16, 2021 ($131,600 - PPP loan) - AA	$-	$131,600
February 16, 2021 ($166,700 - PPP loan) - JJ	-	166,700
February 16, 2021 ($87,600 - PPP loan) - BB	-	87,600

Total loan payables, PPP	-	385,900

Less - current portion	-	(100,334)

Total loans payables, PPP, less current portion	-	$285,566

February 16, 2021 – $131,600 – Global AA Group, Inc.

On February 16, 2021, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a Paycheck Protection Program Loan (the “AA PPP Loan”) of $131,600 from the SBA under its Paycheck Protection Program (the “PPP”) in light of the impact of the COVID-19 pandemic on the AA’s business.

The AA PPP Loan is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 365 days. Commencing ten months after the effective date of the AA PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the five-year anniversary of the effective date of the AA PPP Loan. The AA PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the AA PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loans.

On February 1, 2022, $131,600 in principal and $1,262 in interest was forgiven by the SBA.

February 16, 2021 – $166,700 – Global JJ Group, Inc.

On February 16, 2021, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a PPP loan (the “JJ PPP Loan”) of $166,700 from the SBA in light of the impact of the COVID-19 pandemic on the JJ’s business.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	LOAN PAYABLES, PPP (Continued)

The JJ PPP Loan is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 365 days. Commencing ten months after the effective date of the JJ PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the five-year anniversary of the effective date of the JJ PPP Loan. The JJ PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the JJ PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the JJ PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On February 9, 2022, $87,600 in principal and $859 in interest was forgiven by the SBA.

February 16, 2021 – $87,600 – Global BB Group, Inc.

On February 16, 2021, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a PPP loan (the “BB PPP Loan”) of $87,600 from the SBA in light of the impact of the COVID-19 pandemic on the BB’s business.

The BB PPP Loan is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 365 days. Commencing ten months after the effective date of the BB PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the five-year anniversary of the effective date of the BB PPP Loan. The BB PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the BB PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the BB PPP Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. LOAN PAYABLES, EIDL

	September 30,	December 31,
	2022	2021

June 13, 2020 ($150,000 - EIDL ) - AA	$150,000	$150,000
June 13, 2020 ($150,000 - EIDL ) - BB	150,000	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	150,000	150,000

Total loans payables, EIDL	450,000	450,000

Less - current portion	(35,776)	(24,138)

Total loans payables, EIDL, less current portion	$414,224	$425,862

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$35,776
2023	15,517
2024	15,517
2025	15,517
2026	15,517
Thereafter	352,156

Total	$450,000

June 13, 2020 – $150,000 – Global AA Group, Inc.

On June 13, 2020, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the AA’s business.

Pursuant to that certain Loan Authorization and Agreement, the AA borrowed an aggregate principal amount of the AA EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly since May 14, 2021 (twelve months from the date of the AA EIDL Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the AA EIDL Loan. In connection therewith, the AA also received a $10,000 grant, which does not have to be repaid.

In connection therewith, the AA executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a security agreement, granting the SBA a security interest in all tangible and intangible personal property of the AA, which also contains customary events of default.

June 13, 2020 – $150,000 – Global BB Group, Inc.

On June 13, 2020, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing an EIDL loan (the “BB EIDL Loan”) from the SBA in light of the impact of the COVID-19 pandemic on the BB’s business.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOAN PAYABLES, EIDL (Continued)

Pursuant to that certain Loan Authorization and Agreement, the BB borrowed an aggregate principal amount of the BB EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly since May 14, 2021 (twelve months from the date of the BB EIDL Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the BB EIDL Loan. In connection therewith, the BB also received a $10,000 grant, which does not have to be repaid.

In connection therewith, the BB executed (i) a loan for the benefit of the SBA, which contains customary events of default and (ii) a security agreement, granting the SBA a security interest in all tangible and intangible personal property of the BB, which also contains customary events of default.

July 15, 2020 – $150,000 – Global JJ Group, Inc.

On July 15, 2020, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing an EIDL loan (the “JJ EIDL Loan”) from the SBA in light of the impact of the COVID-19 pandemic on the JJ’s business.

Pursuant to that certain Loan Authorization and Agreement, the JJ borrowed an aggregate principal amount of the JJ EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly since May 14, 2021 (twelve months from the date of the JJ EIDL Loan) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the JJ EIDL Loan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. RESTAURANT REVITALIZATION FUND

	September 30,	December 31,
	2022	2021

June 1, 2021 (700,454 - Restaurant Revitalization Fund) - JJ	$700,454	$700,454

Total restaurant revitalization fund	$700,454	$700,454

Less - current portion		-

Total restaurant revitalization fund, less current portion	$700,454	$700,454

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$-
2023	700,454
2024	-
2025	-
2026	-
Thereafter	-

Total	$700,454

June 1, 2021 – $700,454 – Global JJ Group, Inc.

On June 1, 2021, Global JJ Group, Inc. (the “JJ”) executed the documents required for securing a Restaurant Revitalization Fund (the “RRF Loan”) of $700,454 from the SBA under the American Rescue Plan Act in light of the impact of the COVID-19 pandemic on the JJ’s business.

The RRF Loan is administered by the SBA. The interest rate of the RRF Loan is 0.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 365 days. No later than March 11, 2023 (the “Maturity Date”), the Company is required to pay the Lender any unused funds as well as any funds used for non-eligible expenses. The RRF Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the RRF Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the RRF Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the American Rescue Plan Act, RRF loan recipients can apply for and be granted forgiveness for all or a portion of the funds granted. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for payments of payroll costs, business mortgage obligation, rent, debt, utility, maintenance, construction of outdoor seating, supplies, food and beverage, supplier costs, and other business operating expenses.

As of September 30, 2022, none of the notes payables, loans payables, and RRF Loan noted above are in default.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. RELATED PARY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of September 30, 2022 and December 31, 2021, the balance was $0 and $1,383,213, respectively.

●	Distributions – From time to time, the Company made distributions to James Chae. For the nine months ended September 30, 2022 and 2021, James Chae was distributed $0 and $696,071, respectively.

●	Related party compensation - For the nine months ended September 30, 2022 and 2021, the compensation to James Chae was $631,968 and $0, respectively.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange of class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component.

In accordance with ASC 842, the components of lease expense were as follows:

	September 30,
For the nine months ended	2022	2021
Operating lease expense	$397,730	$289,360
Total lease expense	$397,730	$289,360

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended	2022	2021
Operating cash flows from operating leases	$401,378	$246,543
Cash paid for amounts included in the measurement of lease liabilities	$401,378	$246,543

Weighted-average remaining lease term—operating leases		9.1 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2022 (remaining six months)	$137,531
2023	821,110
2024	893,761
2025	923,862
2026	919,143
Thereafter	5,198,144
Total undiscounted cash flows	$8,893,551

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	9.1 Years
Weighted-average discount rate	7%
Present values	$6,752,238

Lease liabilities—current	358,372
Lease liabilities—long-term	6,393,869
Lease liabilities—total	$6,752,241

Difference between undiscounted and discounted cash flows	$2,141,310

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

The Company has authorization to issue and have outstanding at any one time 49,000,000 shares of class A common stock with a par value of $0.0001 per share. Each share of class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally.

See Note 1 and Note 8 above for details regarding the issuance and redemption of shares of the Company’s class A common stock to and from James Chae, the Company’s majority stockholder, in December 2021.

In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

In September 2022, the Company consummated its initial public offering (the “IPO”) of 2,940,000 shares of its class A common stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO was approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

Immediately prior to the IPO, the Company issued 549,100 shares of class A common stock as compensation to directors and consultants. The Company has accrued approximately $1.1 million of compensation expense at December 31, 2021 for the 549,100 shares at $2.00 per share, which the Company’s board of directors determined to reflect the then current fair market value of the Company’s Class A common stock. Upon the issuance of the 549,100 shares, the accrued liability was adjusted to additional paid-in-capital.

The Company also granted the underwriters a 45-day option to purchase up to 441,000 additional shares (equal to 15% of the shares of class A common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of class A common stock equal to 5.0% of the aggregate number of shares of Class A common stock sold in the IPO (including shares of Class A common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Class A common stock in connection with the IPO, at an initial exercise price per share of $5.00 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Class B Common Stock

The Company has authorization to issue and have outstanding at any one time 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. The holders of class B common stock are entitled to 10 votes per share, and to vote together as a single class with holders of class A common stock with respect to any question or matter upon which holders of class A common stock have the right to vote, unless otherwise required by applicable law or our amended and restated certificate of incorporation.

The holders of class B common stock are entitled to dividends as declared by the Company’s Board of Directors from time to time at the same rate per share as the class A common stock.

The holders of the class B common stock have the following conversion rights with respect to the class B common stock into shares of class A common stock:

●	all of the shares of class B common stock will automatically convert into class A common stock on a one-for-one basis upon the earlier of (A) the date such shares cease to be beneficially owned by James Chae and (B) 5:00 p.m. Pacific Time on the date that James Chae ceases to beneficially own at least 25% of the voting power of all the outstanding shares of capital stock of the Company; and
●	at the election of the holder of class B common stock, any share of class B common stock may be voluntarily converted into one share of class A common stock.

Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

11. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the nine months ended September 30, 2022 and 2021.

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2022 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine-month period ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Prospectus on Form S-1 (File No. 333-262330). As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Prospectus filed on Form S-1.

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 8 restaurant stores with an additional 1 new restaurant store under construction/development and an additional 8 new restaurant stores expected to open in 2022.

We take pride in our warm, hearty, smooth, and rich bone broth, which is slowly boiled for over 12 hours. Customers can taste and experience supreme quality and deep flavors. Combining the broth with the fresh, savory, and highest-quality ingredients, Yoshiharu serves the perfect, ideal ramen, as well as offers customers a wide variety of sushi rolls, bento menu and other favorite Japanese cuisine. Our acclaimed signature Tonkotsu Black Ramen has become a customer favorite with its slow cooked pork bone broth and freshly made, tender chashu (braised pork belly).

Our mission is to bring our Japanese ramen and cuisine to the mainstream, by providing a meal that customers find comforting. Since the inception of the business, we have been making our own ramen broth and other key ingredients such as pork chashu and flavored eggs from scratch, whereby upholding the quality and taste of our foods, including the signature texture and deep, rich flavor of our handcrafted broth. Moreover, we believe that slowly cooking the bone broth makes it high in collagen and rich in nutrients. Yoshiharu also strives to present food that is not only healthy, but also affordable. We feed, entertain and delight our customers, with our active kitchens and bustling dining rooms providing happy hours, student and senior discounts, and special holiday events. As a result of our vision, customers can comfortably enjoy our food in a friendly and welcoming atmosphere.

We operate in a large and rapidly growing market. We believe the consumer appetite for Asian cuisine is widespread across many demographics and have an opportunity to expand in both existing and new U.S. markets, as well as internationally.

Our Growth Strategies

Historically, we have averaged an opening of 1 store per year utilizing solely bank debt, revenues and related party loans. However, utilizing 38.47% of the net proceeds of our IPO in September 2022, we expect in the short term to open 8 new corporate-owned restaurants (excluding the 1 store currently under construction/development). Based on our internal analysis, we believe that we have the potential to grow our current domestic corporate-owned restaurants and international footprint to at least 250 restaurants domestically and at least 750 restaurants internationally by utilizing revenues generated by an increased number of corporate-owned restaurants, revenues generated through our franchise program (currently we do not have such a program), proceeds from the sale of equity securities in the public markets as a publicly traded company, and debt financings. The rate of future restaurant growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion.

Pursue New Restaurant Development.

We have pursued a disciplined new corporate owned growth strategy. Having expanded our concept and operating model across varying restaurant sizes and geographies, we plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies. While we currently aim to achieve in excess of 100% annual unit growth rate over the next three to five years, we cannot predict the time period of which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including but not limited to landlord delays; competition in existing and new markets, including competition for restaurant sites; and the lack of development and overall decrease in commercial real estate due to a macroeconomic. We believe there is a significant opportunity to employ this strategy to open additional restaurants in our existing markets and in new markets with similar demographics and retail environments.

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept.

Franchise Program Development.

We are aiming to initiate sales of franchises beginning in 2023. We intend   to submit an application for franchise registration in California, and we intend to submit franchise applications in additional states over the next few months. While our initial franchise development will focus on the United States, we also believe the Yoshiharu concept will attract future franchise partners around the world.

Increase Profitability.

We have invested in our infrastructure and personnel, which we believe positions us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability by taking advantage of our increasing buying power with suppliers and leveraging our existing support infrastructure. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and average revenues per restaurant increase. We believe that as our restaurant base grows, our general and administrative costs will increase at a slower rate than our sales.

Heighten Brand Awareness.

We intend to continue to pursue targeted local marketing efforts and plan to increase our investment in advertising. We also are exploring the development of instant ramen noodles which we would distribute through retail channels. We intend to explore partnerships with grocery retailers to provide for small-format Yoshiharu kiosks in stores to promote a limited selection of Yoshiharu cuisine.

Components of Our Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants. Restaurant sales in a given period are directly impacted by the number of restaurants we operate and comparable restaurant sales growth.

Food and beverage. Food and beverage costs are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and beverage costs include seasonality and restaurant-level management of food waste. Food and beverage costs are a substantial expense and are expected to grow proportionally as our sales grows.

Labor. Labor includes all restaurant-level management and hourly labor costs, including wages, employee benefits and payroll taxes. Similar to the food and beverage costs that we incur, labor and related expenses are expected to grow proportionally as our sales increase. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, healthcare costs and the performance of our restaurants.

Rent and utilities. Rent and utilities include rent for all restaurant locations and related taxes.

Depreciation and amortization expenses. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from three to ten years.

Delivery and service fees. The Company’s customers may order online through third party service providers such as Uber Eats, Door Dash, Grubhub and others. These third-party service providers charge delivery and order fees to the Company.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses for corporate-level employees, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our sales grows, including incremental legal, accounting, insurance and other expenses incurred as a public company.

Advertising and marketing expenses. Advertising and marketing expenses include expenses associated with marketing campaigns and periodic advertising. Advertising and marketing expenses are expected to grow leading up to planned openings of restaurant locations and is expected to stabilize as an average by location as our sales grows.

Interest expense. Interest expense includes non-cash charges related to our capital lease obligations and bank notes payable.

Income tax provision (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

Three and nine months ended September 30, 2022 Compared to three and nine months ended September 30, 2021

The following table presents selected comparative results of operations from our unaudited financial statements for the three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Nine months ended September 30,		Increase / (Decrease)
	2022	2021	$	%

Revenue	$5,746,336	$4,449,354	$1,296,982	29.1%
Restaurant operating expenses:
Food, beverages and supplies	1,493,196	1,344,672	148,524	11.0%
Labor	2,644,887	1,626,651	1,018,236	62.6%
Rent and utilities	750,141	465,677	284,464	61.1%
Delivery and service fees	373,596	384,050	(10,454)	-2.7%
Depreciation	555,224	94,294	460,930	488.8%
Total restaurant operating expenses	5,817,044	3,915,344	1,901,700	48.6%
Net operating restaurant operating income (loss)	(70,708)	534,010	(604,718)	-113.2%
General and administrative	1,902,933	801,359	1,102,574	137.5%
Related party compensation	631,968	-	631,968	n/a
Advertising and marketing	78,298	12,437	65,861	529.6%
Total operating expenses	2,613,199	813,796	1,799,403	221.1%
Loss from operations	(2,683,907)	(279,786)	(2,404,121)	859.3%
Other income (expense):
PPP loan forgiveness	385,900	269,887	116,013	43.0%
Other income	6,301	25,000	(18,699)	-74.8%
Interest	(61,876)	(44,145)	(17,731)	40.2%
Loss before income taxes	(2,353,582)	(29,044)	(2,324,538)	8003.5%
Income tax provision	12,669	13,924	(1,255)	-9.0%
Net loss	$(2,366,251)	$(42,968)	$(2,323,283)	5407.0%

	Three months ended September 30,		Increase / (Decrease)
	2022	2021	$	%

Revenue	$1,772,646	$1,842,729	$(70,083)	-3.8%
Restaurant operating expenses:
Food, beverages and supplies	456,442	587,581	(131,139)	-22.3%
Labor	836,646	550,610	286,036	51.9%
Rent and utilities	235,717	196,713	39,004	19.8%
Delivery and service fees	113,889	130,702	(16,813)	-12.9%
Depreciation	90,351	31,777	58,574	184.3%
Total restaurant operating expenses	1,733,045	1,497,383	235,662	15.7%
Net operating restaurant operating income	39,601	345,346	(305,745)	-88.5%
General and administrative	869,244	566,494	302,750	53.4%
Related party compensation	631,968	-	631,968	n/a
Advertising and marketing	37,715	10,439	27,276	261.3%
Total operating expenses	1,538,927	576,933	961,994	166.7%
Loss from operations	(1,499,326)	(231,587)	(1,267,739)	547.4%
Other income (expense):
PPP loan forgiveness	-	269,887	(269,887)	-100.0%
Other income	-	-	-	N/A
Interest	(20,882)	(13,239)	(7,643)	57.7%
Income (loss) before income taxes	(1,520,208)	25,061	(1,545,269)	-6166.0%
Income tax provision	5,629	7,315	(1,686)	-23.0%
Net income (loss)	$(1,525,837)	$17,746	$(1,543,583)	-8698.2%

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenues)		(as a percentage of revenues)
Revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	26.0%	30.2%	25.7%	31.9%
Labor	46.0%	36.6%	47.2%	29.9%
Rent and utilities	13.1%	10.5%	13.3%	10.7%
Delivery and service fees	6.5%	8.6%	6.4%	7.1%
Depreciation	9.7%	2.1%	5.1%	1.7%
Total restaurant operating expenses	101.2%	88.0%	97.8%	81.3%
Net operating restaurant operating income (loss)	-1.2%	12.0%	2.2%	18.7%
General and administrative	44.1%	18.0%	84.7%	30.7%
Advertising and marketing	1.4%	0.3%	2.1%	0.6%
Total operating expenses	45.5%	18.3%	86.8%	31.3%
Income (loss) from operations	-46.7%	-6.3%	-84.6%	-12.6%
Other income (expense):
PPP loan forgiveness	6.7%	6.1%	0.0%	14.6%
Other income	0.1%	0.6%	0.0%	0.0%
Interest	-1.1%	-1.0%	-1.2%	-0.7%
Income (loss) before income taxes	-41.0%	-0.7%	-85.8%	1.4%
Income tax provision	0.2%	0.3%	0.3%	0.4%
Net income (loss)	-41.2%	-1.0%	-86.1%	1.0%

Revenues. Revenues were $5.7 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021, representing an increase of approximately $1.3 million, or 29.1%. The increase in sales for the nine-month period was partially driven by $0.7 million in sales for the period from three new restaurants opened in July 2021, February 2022 and July 2022. The remainder of the increase of $0.8 million is considered to be attributable to recovery from the impact of the pandemic on customer traffic during 2021. The five restaurant locations that were open through all of 2021 each experienced consistent sales growth in the current year. Combined average monthly sales for these locations increased 9.8% for the nine-month period ended September 30, 2022 from the comparable period in the prior year. Revenues were approximately $1.77 million for the three-month period ended September 30, 2022, compared to $1.84 million for the comparable period in 2021, representing a slight decrease of $70,000, or 3.8%. The decrease in revenue for the periods was primarily driven by the renovation of five restaurants in September 2022 to upscale the interior design.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $1.5 million for the nine months ended September 30, 2022 compared to $1.3 million for the nine months ended September 30, 2021, representing an increase of approximately $0.1 million, or 11.0%. The increase in costs for the nine-month period was primarily driven by increases in revenues from three new restaurants opened and from the recovery from lower volume experienced during the pandemic. As a percentage of sales, food, beverage and supplies costs decreased to 26.0% in the nine months ended September 30, 2022 compared to 30.2% in the nine months ended September 30, 2021. The decrease in costs as a percentage of sales was primarily driven by the increases in our menu prices and management’s efforts to increase purchasing power on ingredients. Food, beverage and supplies costs were approximately $0.5 million for the three months ended September 30, 2022 compared to $0.6 million for the three months ended September 30, 2021, representing a decrease of approximately $0.1 million, or 22.3%. The decrease in costs for the three-month period was primarily driven by decrease in revenues from the renovation of five restaurants during September 2022. As a percentage of sales, food, beverage and supplies costs decreased to 25.7% in the three months ended September 30, 2022 compared to 31.9% in the three months ended September 30, 2021. The decrease in costs as a percentage of sales was primarily driven by the increases in our menu prices and management’s efforts to increase purchasing power on ingredients.

Labor. Labor and related costs were approximately $2.6 million for the nine months ended September 30, 2022 compared to $1.6 million for the nine months ended September 30, 2021, representing an increase of approximately $1.0 million, or 62.6%. The increase in costs was largely driven by additional labor costs incurred with respect to three new restaurants opened. As a percentage of sales, labor and related costs increased to 46.0% in the nine months ended September 30, 2022 compared to 36.6% in the nine months ended September 30, 2021. The increase in costs as a percentage of sales was primarily driven by added labor costs for new locations without commensurate increases in sales volume for those new locations yet relative to volume at other more established locations. Labor and related costs were approximately $837,000 for the three months ended September 30, 2022 compared to $551,000 for the three months ended September 30, 2021, representing an increase of approximately $286,000, or 51.9%. The increase in costs was largely driven by additional labor costs incurred with respect to three new restaurants opened. As a percentage of sales, labor and related costs increased to 47.2% in the three months ended September 30, 2022 compared to 29.9% in the three months ended September 30, 2021. The increase in costs as a percentage of sales was primarily driven by added labor costs for new locations without commensurate increases in sales volume for those new locations yet relative to volume at other more established locations.

Rent and utilities. Rent and utilities expenses were approximately $0.8 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021, representing an increase of approximately $0.3 million, or 61.1%. The increase was primarily a result of additional occupancy expenses incurred with respect to three new restaurants opened. As a percentage of sales, rent and utilities expenses increased to 13.1% in the nine months ended September 30, 2022, compared to 10.5% for the nine months ended September 30, 2021. The increase in costs as a percentage of sales was primarily driven by added rent and utility costs for new locations without commensurate increases in sales volume for those new locations yet relative to volume at other more established locations. Rent and utilities expenses were approximately $236,000 for the three months ended September 30, 2022 compared to $197,000 for the three months ended September 30, 2021, representing an increase of approximately $39,000, or 19.8%. The increase was primarily a result of additional occupancy expenses incurred with respect to three new restaurants opened. As a percentage of sales, rent and utilities expenses increased to 13.3% in the three months ended September 30, 2022, compared to 10.7% for the three months ended September 30, 2021. The increase in costs as a percentage of sales was primarily driven by added rent and utility costs for new locations without commensurate increases in sales volume for those new locations yet relative to volume at other more established locations.

Delivery and service fees. Delivery and service fees incurred were approximately $374,000 for the nine months ended September 30, 2022 compared to $384,000 for the nine months ended September 30, 2021, representing a slight decrease of approximately $10,000 or 2.7%, primarily due to the comparable food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees decreased to 6.5% for the nine months ended September 30, 2021 compared to 8.6% for the comparable period in the prior year. The change is largely driven by a slight decrease in food sales via delivery during the period. Delivery and service fees incurred were approximately $114,000 for the three months ended September 30, 2022 compared to $131,000 for the three months ended September 30, 2021, representing a slight decrease of approximately $17,000 or 12.9%, primarily due to a slight decrease in food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees decreased to 6.4% for the three months ended September 30, 2021 compared to 7.1% for the comparable period in the prior year. The change is largely driven by the comparable food sales via delivery during the period.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $555,000 for the nine months ended September 30, 2022 compared to $94,000 for the nine months ended September 30, 2021, representing an increase of approximately $461,000, or 488.8%. The increase was primarily due to increased depreciation for the new restaurants opened and to changes in estimated depreciable lives for existing restaurants. As a percentage of sales, depreciation and amortization expenses increased to 9.7% for the nine months ended September 30, 2022 compared to 2.1% for the comparable period in the prior year. The change is largely driven by the increased depreciation as a result of the new locations and the change in estimated depreciable lives. Depreciation and amortization expenses incurred were approximately $90,000 for the three months ended September 30, 2022 compared to $32,000 for the three months ended September 30, 2021, representing an increase of approximately $58,000, or 184.3%. The increase was primarily due to increased depreciation for the new restaurants opened. As a percentage of sales, depreciation and amortization expenses increased to 5.1% for the three months ended September 30, 2022 compared to 1.7% for the comparable period in the prior year. The change is largely driven by the increased depreciation as a result of the new locations.

General and administrative expenses. General and administrative expenses were approximately $1.9 million for the nine months ended September 30, 2022 compared to $0.8 million for the nine months ended September 30, 2021, representing an increase of approximately $1.1 million or 137.5%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with preparing to become a public company. As a percentage of sales, general and administrative expenses increased to 33.1% in the nine months ended September 30, 2022 from 18.0% in the nine months ended September 30, 2021, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales. General and administrative expenses were approximately $0.9 million for the three months ended September 30, 2022 compared to $0.6 million for the three months ended September 30, 2021, representing an increase of approximately $0.3 million or 53.4%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with preparing to become a public company. As a percentage of sales, general and administrative expenses increased to 49.0% in the three months ended September 30, 2022 from 30.7% in the three months ended September 30, 2021, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales.

Related party compensation: Compensation to James Chae was approximately $0.6 million for the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021, representing an increase of approximately $0.6 million. The compensation was made pursuant to a nonwritten arrangement, in exchange for Mr. Chae's services rendered in connection with the successful completion of our IPO. As a percentage of sales, related party compensation was 11.0% in the nine months ended September 30, 2022. Related party compensation was approximately $0.6 million for the three months ended September 30, 2022 compared to $0 for the three months ended September 30, 2021, representing an increase of approximately $0.6 million. As a percentage of sales, related party compensation was 35.7% in the three months ended September 30, 2022.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, borrowings from banks, and sales of common shares. In recent periods, the Company received significant assistance from governmental funds available in response to closures and impact on the business as a result of the pandemic. During the year ended December 31, 2020, the Company received approximately $723,000 in loans from these government assistance programs, and received additional loans amounting to approximately $1,360,000 during the year ended December 31, 2021. Certain of these loans are eligible for forgiveness under the government plans. During the year ended December 31, 2021, PPP loans amounting to approximately $270,000 were forgiven. During the nine months ended September 30, 2022, additional PPP loans amounting to approximately $386,000 were forgiven. See Note 4 (Bank Notes Payables) and Note 5 (Loan Payables, PPP) to the financial statements report for a more detailed discussion.

In September 2022, the Company consummated its initial public offering (the “IPO”) of 2,940,000 shares of its class A common stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

We believe that expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,332,613)	$307,913
Net cash used in investing activities	(457,428)	(814,163)
Net cash provided by financing activities	10,347,640	559,549

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2022 was $3,332,613, which resulted from net loss of $2,366,251, non-cash charges of $555,224 for depreciation and amortization which was offset by the PPP loan forgiveness of $385,900, and net cash outflows of $1,135,686 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expense. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease of $1,383,213 in due to related party, and an increase of $401,011 in other assets, partially offset by an increase of $685,899 in accounts payable and accrued expenses. The decreases in payables to related parties and stockholder were the result of repayment of expenditures incurred by the related parties and stockholder in connection with the opening of new restaurants. The increase in accounts payable was primarily due to the three new restaurants opened in July 2021, February 2022 and July 2022.

Net cash provided by operating activities during the nine months ended September 30, 2021 was $307,913, which resulted from net loss of $42,968, non-cash charges of $94,294 for depreciation and amortization which was offset by the PPP loan forgiveness of $269,887, and net cash inflows of $526,474 from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $426,179 in due to related party and $114,826 in accounts payable and accrued expenses, partially offset by increases of $14,499 in inventories and $65,732 in other assets. The increase in payables to related parties was the result of expenditures incurred by the related parties in connection with the opening of new restaurants. The increase in accounts payable was primarily due to the timing of cash payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 was $457,428 and $814,164, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings and maintaining our existing restaurants.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $10,347,640, primarily due to $10,285,650 in net proceeds from the sale of 2,940,000 shares of class A common stock after deducting underwriting discounts and commissions and other offering expenses in September 2022, $60,000 in proceeds from the sale of class A common stock in December 2021, and $140,000 cash received through borrowings from banks, offset by $138,010 of repayment of borrowings.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $559,549, due to $1,579,654 cash received through borrowings from banks and from pandemic relief funds available from government agencies. This was partially offset by $696,071 in stockholder distributions and by $294,974 of repayment of borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 30, 2022, as well as our long-term obligations:

	Payments due by period as of September 30, 2022
	Total	2022 (remaining three months)	2023-2024	2025-2026	Thereafter
Capital lease payments	$8,893,551	$137,531	$1,714,871	$1,843,005	$5,198,144
Bank note payables	1,239,662	63,377	507,016	344,007	325,262
EIDL loan payables	450,000	35,776	31,034	31,034	352,156
Restaurant revitalization fund loan payable	700,454	-	700,454	-	-
Total contractual obligations	$11,283,667	$683,821	$2,107,197	$1,191,109	$1,741,622

Income Taxes

The Company files income tax returns in the U.S. federal and California state jurisdictions.

We are considered a U.S. corporation and a regarded entity for U.S. federal, state and local income taxes. Accordingly, a provision will be recorded for the anticipated tax consequences of our reported results of operations for U.S. federal, state and foreign income taxes.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various public company reporting requirements for up to five years or until we are no longer an emerging growth company, whichever is earlier. The JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Off Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We and our subsidiaries are not currently a party, nor is our property subject, to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities during the quarterly period ended September 30, 2022.

In September 2022, the Company consummated its initial public offering (the “IPO”) of 2,940,000 shares of its class A common stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000, pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-262330), which was declared effective by the SEC on September 8, 2022. EF Hutton, division of Benchmark Investments, LLC, acted as the representative of the underwriters of the IPO. After deducting underwriting discounts and commissions and other offering expenses payable by us, we received approximately $10.3 million in net proceeds from the IPO.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus, dated September 8, 2022, which was filed with the SEC on September 12, 2022 pursuant to Rule 424(b) under the Securities Act.

We plan to use the net proceeds of the IPO as follows:

●	38.47% of the net proceeds (approximately $3.79 million) for our expansion and development of new corporate owned restaurant locations, including during the year ending December 31, 2022;
●	20.51% of the net proceeds (approximately $2.03 million) for the expansion of our distribution capabilities, including centralized warehousing, storage and delivery;
●	20.51% of the net proceeds (approximately $2.03 million) for the development of our franchise program. As of the date of this Quarterly Report, we do not have a franchise program; and
●	20.51% of the net proceeds (approximately $2.03 million) for general working capital and other corporate purposes.

Our expected use of net proceeds from the IPO represents our current intentions based upon our present plans and business conditions. The amounts and timing of our actual use of net proceeds will vary depending on numerous factors. As a result, our management will have broad discretion in the application of the net proceeds of the IPO, and investors will be relying on our judgment regarding the application of the net proceeds.

Pending other uses, we intend to invest the proceeds to us in investment-grade, interest-bearing securities such as money market funds, certificates of deposit, or direct or guaranteed obligations of the U.S. government, or hold as cash. We cannot predict whether the proceeds invested will yield a favorable return.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. For details regarding compensation to James Chae, the Company’s Chief Executive Officer, see Item 5 below. Pending the uses described, we have invested the net proceeds in our operating cash account.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On September 20, 2022, the Company issued a check for $500,000 to James Chae, the Company’s Chief Executive Officer, pursuant to a nonwritten arrangement, in exchange for Mr. Chae’s services rendered in connection with the successful completion of our IPO. In connection therewith, the Company also withheld $131,968 in taxes for a total of $631,968 in compensation to Mr. Chae. This compensatory arrangement was subsequently approved and ratified by the Company’s board of directors on November 10, 2022.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference  :

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
4.2*	Form of Representative’s Warrant
10.1	Form of IPO Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 31, 2022)
10.2	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
10.3*	Lease agreement by and between SVAP II Chapman, LLC and Yoshiharu Garden Grove, dated as of July 15, 2022
10.4	Lease by and between Ocean Ranch II, LLC and Yoshiharu Global Co., dated July 18, 2022 (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022)
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ James Chae	Chief Executive Officer (Principal Executive Officer)	November 14, 2022
James Chae

/s/ Soojae Ryan Cho	Chief Financial Officer (Principal Financial and Accounting	November 14, 2022
Soojae Ryan Cho	Officer)

