Form 10-K
period 2022-12-31
Yoshiharu Global Co.
filed 2023-03-30
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.0001 par value per share	YOSH	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for Class A Common Stock on June 30, 2022, as reported on the Nasdaq Stock Market was N/A.

As of March 29, 2023, there were 11,940,000 shares of Class A Common Stock, par value $0.0001 per share of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I

Item 1. Business.

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently operating 8 restaurants with an additional 5 new restaurant stores under construction/development and an additional 6 restaurant stores expected to open in 2023. We take pride in our warm, hearty, smooth, and rich bone broth, which is slowly boiled for over 12 hours. Customers can taste and experience supreme quality and deep flavors. Combining the broth with the fresh, savory, and highest-quality ingredients, Yoshiharu serves the perfect, ideal ramen, as well as offers customers a wide variety of sushi rolls, bento menu and other favorite Japanese cuisine. Our acclaimed signature Tonkotsu Black Ramen has become a customer favorite with its slow cooked pork bone broth and freshly made, tender chashu (braised pork belly).

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

Supply Chain Disruption and Inflation

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. Although historically and as of December 31, 2022, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in supply costs could materially adversely affect our business, financial condition or results of operations.

Historically and as of the date hereof, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations. Furthermore, future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending at our restaurants, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth. To the extent that we are unable to offset such cost inflation through increased menu prices or increased efficiencies in our operations and cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows and the trading price of our common shares. We have been able to offset to some extent these inflationary and other cost pressures through actions such as increasing menu prices and supply chain initiatives, however, we expect these inflationary and other cost pressures to continue into year 2023.

Our Strengths

Experienced Management Team Dedicated to Growth.

Our team is led by experienced and passionate senior management who are committed to our mission. We are led by our Chief Executive Officer, James Chae. Mr. Chae founded Yoshiharu in 2016 and has helped grow the business since that time. Mr. Chae leads a team of talented professionals with deep financial, operational, culinary, and real estate experience.

Compelling Value Proposition with Broad Appeal.

Guests can enjoy our signature ramen dishes or select from our variety of fresh sushi rolls, bento, and other Japanese cuisine. The high-quality dishes at affordable prices are the result of our efficient operations. In addition, we believe our commitment to high-quality and fresh ingredients in our food is at the forefront of current dining trends as customers continue to seek healthy food options.

Attractive Restaurant-Level Economics.

At Yoshiharu, we believe our rapid customer turnover, combined with our ability to deliver in 2 major dayparts with lunch and dinner, allows for robust and efficient sales in each of our restaurants. Our average unit volume (“AUV”, as defined herein) was $1.2 million in 2021 and $1.2 million in 2022.

Quality of Food and Excellence in Customer Service.

We place a premium on serving high-quality, authentic Japanese cuisine. We believe in customer convenience and satisfaction and have created strong, loyal and repeat customers who help expand the Yoshiharu network to their friends, family and co-workers.

Flexibility to Pivot to Online and Delivery.

During the onset of the Covid-19 pandemic, we were able to efficiently transition from primarily in-store sales to a diversified mix of channels including takeout and delivery. As our customers’ habits adapt post-pandemic, we intend to invest further in our delivery and takeout programs, which currently rely on third-party providers.   .

Our Growth Strategies

Pursue New Restaurant Development.

We have pursued a disciplined new corporate owned growth strategy. Having expanded our concept and operating model across varying restaurant sizes and geographies, we plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies. While we currently aim to achieve in excess of 100% annual unit growth rate over the next three to five years, we cannot predict the time period of which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.” In particular, see “Risk Factors—Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets” for specific risks that could impede our ability to achieve new restaurant growth in the future. We believe there is a significant opportunity to employ this strategy to open additional restaurants in our existing markets and in new markets with similar demographics and retail environments.

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept. In addition to the strategies stated above, we expect to initiate sales of franchises in 2023  .

Increase Profitability.

We have invested in our infrastructure and personnel, which we believe positions us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability both at a restaurant-level and corporate-level by taking advantage of our increasing buying power with suppliers and leveraging our existing support infrastructure. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and AUVs increase. We believe that as our restaurant base grows, our general and administrative costs will increase at a slower rate than our sales.

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

Experienced Management Team Dedicated to Growth.

Our team is led by experienced and passionate senior management who are committed to our mission. We are led by our Chief Executive Officer, James Chae. Mr. Chae founded Yoshiharu in 2016 and leads a team of talented professionals with deep financial, operational, culinary, and real estate experience.

Properties

As of June 30, 2022, we operated 7 restaurants in California and opened 1 new location in July 2022 in California. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants currently average approximately 1,578 square feet. We lease the property for our corporate offices and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of the date of this Report:

Store Location	Address	Year Launched
Orange	1891 N Tustin St, Orange, CA 92865	2016
Buena Park	6970 Beach Blvd, #F206 Buena Park, CA 90621	2017
Whittier	8426 Laurel Ave, STE A Whittier, CA 90605	2017
Chino	4004 Grand Ave STE C Chino, CA 91710	2019
Eastvale	4910 Hamner Ave STE 150, Eastvale, CA 91752	2020
Irvine	3935 Portola Pkwy, Irvine, CA 92602	2021
La Mirada	12806 La Mirada Blvd, La Mirada, CA 90638	2022
Cerritos	11533 South St, Cerritos, CA 90703	3Q 2022*[1]
Corona	440 N Mckinley St STE 101, Corona, CA 92879	3Q 2022*[2]
Garden Grove	9812 Chapman Avenue Garden Grove, CA 92841	4Q 2022*[2]
Menifee	27311 Newport Road, Suite 320, Menifee, CA 92584	4Q 2022*[2]
Laguna	32341 Golden Lantern, STE B, Laguna Niguel, CA 92677	4Q 2022*[2]
San Clemente	638 Camino de Los Mares STE 16, San Clemente, CA 92673	4Q 2022*[2]

*1 Opened in July 2022.

*2 Under construction.

We are obligated under non-cancelable leases for the majority of our restaurants, as well as our corporate offices. The majority of our restaurant leases have lease terms of 10 years, inclusive of customary extensions which are at the option of the Company. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant rent on these properties based on the thresholds in those leases. We do not own any real property.

We opened one restaurant in each year from 2019 through 2021, and we have opened two restaurants so far in 2022. We currently have 5 new locations under construction/development, and we expect to begin operations of the 5 new locations in 2023. Also, we are expecting to open an additional 6 new restaurants in 2023 by utilizing the net proceeds from the IPO.

With respect to the 5 new locations under construction/development, the Company has entered into construction agreements with various developers for certain tenant improvements to the store locations in Corona, Garden Grove, Menifee, Laguna Niguel and San Clemente.

We have finalized site selection for 6 of the upcoming 2023 restaurants for the following sites in Southern California: Cypress, Santa Ana, Ontario, Dana Point and Tustin; and one location in Washington: Seattle. We have executed commercial lease terms for Cypress, and we are in the process of negotiating a lease agreement for Santa Ana, Ontario, Tustin, Dana Point and Seattle. Site selection is ongoing for the other upcoming locations.

The Company anticipates approximately $350,000 in costs per a new location in development, and has spent approximately $490,000 for the 5 locations under construction/development as of December 31, 2022.

Assuming the Company is successful in opening the 11 locations in 2023 as set forth above, based on the anticipated development costs of the 1 location, the total anticipated costs of opening the11 locations in 2023 is approximately $3.4 million.

In 2019, we closed West Hollywood and Lynwood, California restaurants due to underperformance. We cannot provide assurance that we will be able to open any specific number of restaurants in any year. See “Risk Factors—Risks Related to Our Business and Industry—Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.”

Site Development and Expansion

Site Selection Process

We consider site selection to be instrumental to our success. As part of our strategic site selection process, we receive potential site locations from networks of local brokers, which are then reviewed by our Development Team. This examination consists of an analysis of the lease terms and conditions, a profitability evaluation, as well as multiple site visits during all times of the day, e.g., lunch, late afternoon, dinner, weekdays and weekends, to test for traffic. The Development Team holds regular meetings for site approval with other members of our senior management team in order to get a balanced perspective on a potential site.

Our current real estate strategy focuses on high-traffic retail centers in markets with a diverse population and above-average household income for the state. We believe we are attractive lessees for landlords given our ability to drive strong traffic comprised of above-average household income guests, and we imagine our bargaining power will become stronger as we accumulate more stores. In site selection, we also consider factors such as residential and commercial population density, restaurant visibility, traffic patterns, accessibility, availability of suitable parking, proximity to highways, universities, shopping areas and office parks, the degree of competition within the market area, and general availability of restaurant-level employees. We also invest in site analytics tools for demographic analysis and data collection for both existing and new market areas, which we believe allows us to further understand the market area and determine whether to open new restaurants in that location.

Our flexible physical footprint, which has allowed us to open restaurants in size ranging from 1,500 to 2,500 square feet, allows us to open in-line and end-cap restaurant formats at strip malls and shopping centers and penetrate markets in both suburban and urban areas. We believe we have the ability to open additional restaurants in our existing metropolitan areas. We also believe there is significant opportunity to employ the strategy in new markets with similar demographics across the U.S. and globally.

Expansion Strategy

We plan to pursue a multi-facet expansion strategy by opening new corporate restaurants in both new and existing markets, as well as utilizing the franchise market. We believe this expansion will be crucial to executing our growth strategy and building awareness of Yoshiharu as a leading Japanese casual dining brand. Expansion into new markets occurs in parallel with ongoing evaluation of existing markets, with the goal of maintaining a pipeline of top-tier development opportunities. As described under Site Selection Process, we use a systematic approach to identify and review existing and new markets.

Upon selecting a new market, we typically build one restaurant to prove concept viability in that market. We have developed a remote management system whereby our senior operations team is able to monitor restaurants in real-time from our headquarters using approximately 8 cameras installed in each restaurant. We utilize this remote management system to maintain operational quality while minimizing inefficiencies caused by a lack of economies of scale in new markets.

Due to our relatively small restaurant count, new restaurants have an outsized impact on our financial performance. In order to mitigate risk, we look to expand simultaneously in new and existing markets. We base our site selection on our most successful existing restaurants and frequently reevaluate our strategy, pacing and markets. We believe we are in the early stages of our growth story and that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital, which we believe provides us with a strong foundation for expansion.

Restaurant Design

Restaurant design is handled by our Development Team in conjunction with outsourced vendor relationships, e.g., architects and general contractors. Our restaurant size currently averages approximately 1,500 square feet. Seating in our restaurant is comprised of a combination of table seating and bar seats with an average seating capacity of 40-50 guests.

We are developing two main restaurant layouts. The standard restaurants will be built using our current layout and design which we believe evokes a modern and on-trend Japanese dining atmosphere. The second layout is the larger plan where we will utilize a full service restaurant and bar. We believe the new layout achieves this atmosphere. We believe our see-through kitchens reflecting the cooks preparing first hand meals, amplify the lively bustle provided by the great casual atmosphere, and serve to highlight the ambiance of getting great food in a modern Japanese style ambiance.

Construction

Construction of a new restaurant takes approximately 12 to 24 weeks once construction permits (e.g., Health and City) are issued. Our Development Team oversees the build-out process from engaging architects and contractors to design and build out the restaurant. The capital resources required to develop each new restaurant are significant. On average, we estimate our restaurant build-outs to cost approximately $350,000 - $550,000 per standard location, net of tenant allowances and pre-opening costs and assuming that we do not purchase the underlying real estate, but this figure could be significantly higher depending on the market, restaurant size, and condition of the premises upon delivery by landlord. On average, we estimate that our restaurants require a cash build-out cost of approximately $350,000-$550,000 per restaurant, net of landlord tenant improvement allowances and pre-opening costs and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets.

Restaurant Management and Operations

Restaurant Management and Employees

Our restaurants typically employ one restaurant manager, one or two supervisors, and approximately 8 to 12 additional team members. Managers, supervisors and management trainees are cross-trained throughout the restaurant in order to create competency across critical restaurant functions, both in the dining area and in the kitchen.

In addition, our senior operations team monitors restaurants in real-time from our headquarters using our remote management system of approximately 8 cameras installed in each restaurant. These team members are responsible for different components of the restaurant: cleanliness, service, and food quality.

Training and Employee Programs

We devote significant resources to identifying, selecting, and training restaurant-level employees. Our training covers leadership, team building, food safety certification, alcohol safety programs, sexual harassment training, and other topics. Management trainees undergo training for approximately 8 to 16 weeks in order to develop a deep understanding of our operations. In addition, we are developing extensive training manuals that cover all aspects of restaurant-level operations.

Our traveling “opening team” provides training to team members in advance of opening a new restaurant. We believe the opening team facilitates a smooth opening process and efficient restaurant operations from the first day a restaurant opens to the public. The opening team is typically on-site at new restaurants from two weeks before opening to four weeks after opening.

Food Preparation, Quality and Safety

We are committed to consistently providing our guests high quality, freshly prepared food. For other items we believe hand preparation achieves the best quality. Hand preparation of menu items includes, but is not limited to, frying tempura, slicing meat and fish and making pork bone broth. We believe guests can taste the difference in freshly prepared food and that adhering to these standards is a competitive advantage for our brand.

Food safety is essential to our success and we have established procedures to help ensure that our guests enjoy safe, quality food. We require each employee to complete food handler safety certification upon hiring. We have taken various additional steps to mitigate food quality and safety risks, including undergoing internal safety audits. We also consider food safety and quality assurance when selecting our distributors and suppliers.

Menu

We offer a diverse menu, including our signature ramen dishes, as well as sushi rolls, bento boxes, and other Japanese cuisine. The menu appeals to a wide range of customers, and we continue to improve upon the quality, taste and presentation. Additionally, we are able to serve the menu in a delivery and pickup format, as our food is designed to be enjoyed on premise or at customers’ homes or offices. We have entered the catering business through relationships with businesses who place large format orders (i.e., Bento boxes for corporate meetings or office lunches), for delivery or pick-up. We expect that our catering business, which has a higher-than-average order value, to grow due to the early success we have experienced in the corporate channel.

New Menu Introductions

We focus advertising efforts on new menu offerings to broaden our appeal to guests and drive traffic. Our menu changes twice per year to introduce new items and remove underperforming items. We promote these new menu additions through various social media platforms, our website and in-restaurant signage.

Marketing and Advertising

We use a variety of marketing and advertising channels to build brand awareness, attract new guests, increase dining frequency, support new restaurant openings, and promote Yoshiharu as an authentic Japanese restaurant with high-quality cuisine and a distinctive dining experience. Our primary advertising channels include digital, social, and print.

Social Media

We maintain a presence on several social media platforms including Facebook and Instagram, allowing us to regularly communicate with guests, alert guests of new offerings, and conduct promotions. Our dining experience is built to provide our guests social media shareable moments, which we believe extends our advertising reach.

Suppliers

We carefully select suppliers based on product quality and authenticity and their understanding of our brand, and we seek to develop long-term relationships with them. All supply arrangements are negotiated and managed at the Yoshiharu corporate-level.

Food. Our Vice President of Operations identifies and procures high-quality ingredients at competitive prices. Each store separately makes an order to the specific vendor, and the invoices are submitted and paid by Yoshiharu at the corporate-level. We source mainly through the following Japanese-related distributors: JFC, a subsidiary of Kikkoman Corporation, Wismettac, a subsidiary of Nishimoto Co., Ltd., and Mutual Trading Co., Inc., a California corporation.

Paper. Our Vice President of Operations negotiates long term supply agreements for our logo-branded paper including takeout bags and bowls, chopsticks, as well as uniforms. We make a portion of our purchases annually in bulk at fixed prices, and deliver them to our warehouse in Anaheim, California. Each restaurant Manager receives the necessary paper supplies from our warehouse.

Management Information Systems

We utilize systems provided by Toast, Inc. for point of sale, contactless ordering, handheld ordering, online ordering and delivery, as well as marketing and payroll management. We believe that Toast’s systems provide us and our customers with streamlined operations and allows us to efficiently turn tables and improve the sales conversion cycle, while reducing third-party commissions for online orders.

Restaurant Industry Overview

According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in calendar year 2021 were $799.0 billion and are expected to grow at a growth rate of 12.4% to $898 billion in calendar year 2022 and reach $997 billion in calendar year 2023.

The restaurant industry is divided into several primary segments, including limited-service and full-service restaurants, which are generally categorized by price, quality of food, service, and location. Yoshiharu sits at the intersection of these two segments offering the experience and food quality of a full-service restaurant and the speed of service of a limited-service restaurant. We primarily compete with other full-service restaurants, which, according to the NRA, had approximately $285 billion of sales in calendar year 2019, prior to the onset of the COVID-19 pandemic, and an increase of 3.8% over 2019. The limited-service segment generated $309 billion in calendar year 2019, or 3.2% over the prior year. COVID-19 had a material impact on consumer spending at restaurants in 2020, resulting in a decrease compared to the prior year.

However, for 2021, full-service restaurant sales increased to $261 billion in calendar year 2021, an increase of 31.2% over 2020, while limited-service restaurants generated $329 billion in sales, or 10.8% over the prior year due to rising vaccination numbers and consumers’ pent-up demand. Full-service restaurant sales are expected to increase to $289 billion in calendar year 2022, an increase of 10.9% from 2021 and the limited-service segment is forecast to reach $355 billion in 2022, resulting in a 7.9% increase from 2021.

We believe that increased multiculturalism in the United States, driven in part by growth in the Asian demographic, contributes to a favorable macro environment for Yoshiharu’s future growth. According to the U.S. Census Bureau, the Asian population is projected to be one of the fastest growing demographics in the United States, increasing in size from 20 million people in calendar year 2020 to 24.4 million people by calendar year 2030. During this time, the Asian population’s share of the nation’s total population is projected to increase by 15%, from approximately 6% to 6.9%.

Additionally, we believe that Yoshiharu is well-positioned to grow our share of the restaurant market as consumers seek quality, value, healthier options, and authentic global and regional cuisine in their dining choices. According to the National Restaurant Association 2019 State of the Industry report, more than 60% of customers cite the availability of healthy menu options as a key factor in restaurant choice when eating out. In addition, as referenced in the same report, ethnic spices, ethnic condiments, and Asian soups were among the projected top 25 food trends for limited-service restaurants in calendar year 2019  .

We cannot provide assurance that we will benefit from these long-term demographic trends, although we believe the projected growth in the Asian population and the Asian influence on dining trends will result in an increase in demand for Japanese and Asian foods.

Competition

We face significant competition from a variety of locally owned restaurants regional, and national chain restaurants offering both Asian and non-Asian cuisine, as well as takeaway options from grocery stores. Direct competition for Yoshiharu comes primarily from Asian restaurants including other ramen noodles restaurants. Jinya Ramen Bar operates approximately 40 locations in the United States and also franchises their restaurants. We believe that we compete primarily based on product quality, dining experience, ambience, location, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants.

Seasonality

Due to Yoshiharu’s menu breadth and diversification of offerings, we do not experience significant seasonality.

Employees

As of December 31, 2022  , we had approximately 130 employees, of whom 24 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Government Regulation and Environmental Matters

We are subject to extensive and varied federal, state and local government regulation, including regulations relating, among others, to public and occupational health and safety, nutritional menu labeling, healthcare, the environment, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants. Additionally, difficulties, delays or failure to retain or renew licenses, permits or approvals, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

In addition, in order to develop and construct restaurants, we must comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Further, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and guests. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs of goods and services supplied by us. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

There has been increased regulation of certain food establishments in the United States, such as the requirements to maintain a Hazard Analysis and Critical Control Points (“HACCP”) system. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP systems and the U.S. government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements either required by current or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the ACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations.

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws could harm our reputation or lead to litigation, which could adversely affect our business, financial condition or results of operations.

Furthermore, we are subject to import laws and tariffs which could impact our ability to source and secure food products, other supplies and equipment necessary to operate our restaurants.

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors.”

Intellectual Property and Trademarks

Yoshiharu Holdings Co., our wholly owned subsidiary, owns a number of patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). The Company has registered the following marks with the PTO: YOSHIHARU RAMEN (Trademark Reg. No. 5030823) and Design Mark YOSHIHARU RAMEN (Trademark Reg. No. 5045588). In addition, we have registered the Internet domain name www.yoshiharuramen.com. The information on, or that can be accessed through, our website is not part of this Report.

We believe that the trademarks, service marks and other intellectual property rights that we license from Yoshiharu Holdings Co. have significant value and are important to the marketing and reputation of our brand. It is our policy to pursue registration of our intellectual property whenever possible and to oppose vigorously any infringement thereof. However, we cannot predict whether steps taken to protect such rights will be adequate or whether Yoshiharu Holdings Co. will take steps to enforce such rights with regard to any intellectual property that we license from them. See “Risk Factors—Risks Related to Our Business and Industry—We may become involved in lawsuits involving Yoshiharu Holdings Co. as the owner of intellectual property, or us as a licensee of intellectual property from Yoshiharu Holdings Co., to protect or enforce our intellectual property rights, which could be expensive, time consuming, and unsuccessful.” We are aware of third-party restaurants with names similar to our restaurant name in certain limited geographical areas such as in California. However, we believe such uses will not adversely affect us.

Legal Proceedings

We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened one new restaurant in 2020, and one new restaurant in 2021, and two new restaurants in 2022. We currently have 5 new locations under construction/development, and we expect to open an additional 6 new restaurants in 2023  . We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

The number and timing of new restaurants opened during any given period may be negatively impacted by a number of factors including, without limitation:

●	identification and availability of locations with the appropriate size, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of guest traffic and sales per unit;

●	competition in existing and new markets, including competition for restaurant sites;

●	the ability to negotiate suitable lease terms;

●	the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;

●	recruitment and training of qualified personnel in the local market;

●	our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;

●	our ability to control construction and development costs of new restaurants;

●	landlord delays;

●	the proximity of potential sites to an existing restaurant, and the impact of cannibalization on future growth;

●	anticipated commercial, residential and infrastructure development near our new restaurants; and

●	the cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new restaurant, may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our sales and profitability may be materially harmed or we may face losses.

Our restaurant base is geographically concentrated in California, and we could be negatively affected by conditions specific to California.

Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in California, we have been, and in the future may be, disproportionately affected by adverse conditions in this specific market compared to other chain restaurants with a national footprint.

Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and may make our future results unpredictable.

We have opened one new restaurant in 2021, one new restaurant in the first quarter of 2022, one new restaurant in the third quarter of 2022, and we currently have 5 new locations under construction/development. We plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy and expect to open an additional 6 new restaurants in 2023 by utilizing the net proceeds from the IPO. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

New restaurants may not be profitable and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of our brand;

●	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

●	changes in consumer preferences and discretionary spending;

●	competition, either from our competitors in the restaurant industry or our own restaurants;

●	temporary and permanent site characteristics of new restaurants; and

●	changes in government regulation.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition or results of operations could be adversely affected.

Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

The level of comparable restaurant sales growth, which represents the change in year-over-year sales for restaurants open for at least 3 months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could harm our business, financial condition or results of operations.

Our limited number of restaurants, the significant expense associated with opening new restaurants, and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations.

As of December 31, 2021 and 2022  , we operated 6 and 8 restaurants, respectively. We opened one new restaurant in 2019 and one new restaurant in 2020. We have opened one new restaurant in 2021, one new restaurant in first quarter of 2022 and one new restaurant in the third quarter of 2022. We currently have 5 new locations under construction/development, and we expect to open an additional 6 new restaurant stores in 2023 by utilizing the net proceeds from the offering. The capital resources required to develop each new restaurant are significant. On average, we estimate that our restaurants require a cash build-out cost of approximately $350,000-$550,000 per restaurant, net of landlord tenant improvement allowances and pre-opening costs and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

A decline in visitors to any of the retail centers, shopping malls, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

We have incurred operating losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful. The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph in 2021.

We incurred a net loss of $3.9 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2021.

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

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition or results of operations.

Our success depends largely upon the continued services of our key executives, including James Chae. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss or replacement of one or more of our executive officers or other key employees could have a serious adverse effect on our business, financial condition or results of operations.

To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. We might not be successful in continuing to attract and retain qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition or results of operations.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely affect the sales of these existing restaurants and thereby adversely affect our business, financial condition or results of operations. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our guests. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

Our operating results and growth strategies will be closely tied to the success of our future franchise partners and we will have limited control with respect to their operations. Additionally, our franchise partners’ interests may conflict or diverge with our interests in the future, which could have a negative impact on our business.

As we grow, we will depend on the financial success and cooperation of our future franchise partners for our success. Our franchise partners will be independent business operators and will not be our employees, and as such we have limited control over how our franchise partners will run their businesses, and their inability to operate successfully could adversely affect our operating results.

We will receive royalties, franchise fees, contributions to our marketing development fund, and other fees from our franchise partners. Additionally, we will sell proprietary products to our franchise partners at a markup over our cost to produce. We expect to establish operational standards and guidelines for our franchise partners; however, we will have limited control over how our franchise partners’ businesses are run, including day to day operations. Even with these operation standards and guidelines, the quality of franchised stores may be diminished by any number of factors beyond our control. Consequently, our franchise partners may not successfully operate stores in a manner consistent with our standards and requirements, such as quality, service and cleanliness, or may not hire and train qualified store managers and other store personnel or may not implement marketing programs and major initiatives such as store remodels or equipment or technology upgrades, which may require financial investment. Even if such unsuccessful operations do not rise to the level of breaching the related franchise documents, they may be attributed by customers to our brand and could have a negative impact on our business.

Our franchise partners may not be able to secure adequate financing to open or continue operating their stores. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchise partners could experience financial distress or even bankruptcy. If a significant number of our franchise partners were to become financially distressed, it could harm our operating results through reduced royalty revenue, marketing fees, and proprietary product sales and the impact on our profitability could be greater than the percentage decrease in these revenue streams.

While we are responsible for ensuring the success of our entire system of stores and for taking a longer term view with respect to system improvements, our franchise partners will have individual business strategies and objectives, which might conflict with our interests. Our future franchise partners may from time to time disagree with us and our strategies and objectives regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchise partner relationship. This may lead to disputes with our franchise partners and we expect such disputes to occur from time to time in the future. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our future franchise partners will be diverted from our stores, which could harm our business even if we have a successful outcome in the dispute.

Actions or omissions by our future franchise partners in violation of various laws may be attributed to us or result in negative publicity that affects our overall brand image, which may decrease consumer demand for our products. Franchise partners may engage in online activity via social media or activity in their personal lives that negatively impacts public perception of our franchise partners’ or our operations or our brand as a whole. This activity may negatively affect franchise partners’ sales and in turn impact our revenue.

In addition, various state and federal laws govern our relationship with our future franchise partners and our potential sale of a franchise. A future franchise partner and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to a franchise partner and/or the imposition of fines or other penalties against us.

Operating results at our restaurants could be significantly affected by competition in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete.

We face significant competition from a variety of restaurants offering both Asian and non-Asian cuisine, as well as takeout offerings from grocery stores and other outlets where Asian food is sold. These segments are highly competitive with respect to, among other things, product quality, dining experience, ambience, location, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new locations. These competitors may have, among other things, chefs who are widely known to the public that may generate more notoriety for those competitors as compared to our brand. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.

Several of our competitors offering Asian and related choices may look to compete with us on price, quality and service. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.

Our success is dependent in part upon our ability to maintain and enhance the value of our brand and consumers’ connection to our brand. We may, from time to time, be faced with negative publicity relating to food quality, restaurant facilities, guest complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, thereby causing an adverse effect on our business, financial condition or results of operations. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.

The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be adverse to our interests and/or may be inaccurate. The dissemination of inaccurate or irresponsible information online could harm our business, reputation, prospects, financial condition, or results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition or results of operations. Consumer demand for our restaurants and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our restaurants, which would likely result in lower sales and could materially adversely affect our business, financial condition or results of operations.

Food safety and foodborne illness concerns could have an adverse effect on our business, financial condition or results of operations.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.

We are subject to various federal, state and local regulations. Our restaurants are subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, materially adversely affect our business, financial condition or results of operations.

We rely significantly on certain vendors and suppliers, which could adversely affect our business, financial condition or results of operations.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could materially adversely affect our business, financial condition or results of operations.

Continued supply chain disruptions and other forces beyond our control, and resulting changes in food and supply costs have and could continue to adversely affect our business, financial condition or results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. For example, we believe that the cost of certain essential supplies (i.e. gloves and canola oil) has increased as a result of lower supply attributable to supply chain disruptions. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions beyond our control could also adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Although historically and as of December 31, 2022, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results by, for example, diversifying our suppliers, we remain susceptible to continued increases in food and other essential supply costs as a result of factors beyond our control, such as the current supply chain interruptions, general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.

Our operations may be subject to the effects of a rising rate of inflation which may adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year 2021. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, government stimulus packages and the impacts of the many government programs which has resulted in increases to the money supply as well to fund some of these programs and the associated spending to fund them which has created large government deficits in almost every jurisdiction. Global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. In addition, inflation is often accompanied by higher interest rates. The impact of COVID-19 may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.

We are experiencing inflationary pressures in certain areas of our business, including with respect to food and beverage costs, energy costs and labor costs, however, we cannot predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. Historically and as of the date hereof, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations. Furthermore, future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending at our restaurants, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth. To the extent that we are unable to offset such cost inflation through increased menu prices or increased efficiencies in our operations and cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows and the trading price of our common shares.

Failure to receive frequent deliveries of fresh food ingredients and other supplies could harm our business, financial condition or results of operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. To date, notwithstanding the current supply chain disruptions which we believe have attributed to increased costs, deliveries have been consistent and not a source of material disruption to our business. However, shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability and quality of our ingredients in the future, which could harm our business, financial condition or results of operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are materially disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

In addition, our approach to competing in the restaurant industry depends in large part on our continued ability to provide authentic and traditional Japanese cuisine that is free from artificial ingredients. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. We could face difficulties to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis.

Labor disputes may disrupt our operations and affect our profitability, thereby causing a material adverse effect on our business, financial condition or results of operations.

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Any future actions if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. Since January 1, 2022, the State of California has a minimum wage of $15.00 per hour. Moreover, municipalities may set minimum wages above the applicable state standards, including in the municipalities in which we operate.

The federal minimum wage has been $7.25 per hour since July 24, 2009. Any of federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which could have a materially adverse effect on our business, financial condition or results of operations. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

Changes in employment laws may adversely affect our business, financial condition, results of operations or cash flow.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

●	minimum wages;

●	tips and gratuities;

●	mandatory health benefits;

●	vacation accruals;

●	paid leaves of absence, including paid sick leave; and

●	tax reporting.

If we face labor shortages, increased labor costs or unionization activities, our growth, business, financial condition and operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants. We are currently experiencing labor shortages which is a risk that we share with our competitors. Availability of qualified employees is scarce. Additionally, labor costs have increased due to recent minimum wage increases in California and the fact that we employ fewer employees who are working extended hours and therefore we are experiencing an increase of overtime payable to such employees, If we continue to face labor shortages or increased labor costs because of these factors or as a result of increased competition for employees, higher employee turnover rates, additional increases in federal, state or local minimum wage rates or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. We are experiencing problems in recruiting and retaining employees, and our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected, thereby adversely affecting or business, financial condition or results of operations. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, additional increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by a failure to obtain visas or work permits or to properly verify the employment eligibility of our employees.

Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition or results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

Changes in economic conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.

The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Sales in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition or results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of jurisdictions have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively, the “ACA,” which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes, as well as adversely affect the attractiveness of our restaurants to new or returning guests. We cannot predict the impact of any new nutrition labeling requirements. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

We may not be able to effectively respond to changes in consumer health perceptions or successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.

Failure to comply with antibribery or anticorruption laws could adversely affect our reputation, business, financial condition or results of operations.

The U.S. Foreign Corrupt Practices Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents, or other third parties will not take actions in violation of our policies or applicable law. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and growth prospects, business, financial condition and results of operations. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business, financial condition or results of operations.

We may need capital in the future, and we may not be able to raise that capital on favorable terms.

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on equipment financing and facility improvements, cash flows from operations, the proceeds from the IPO, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

The Company, from time to time, has received borrowings from a related party controlled by James Chae, the Company’s Chairman and Chief Executive Officer, which may become repayable on demand. Any unexpected calls for repayment of a significant amount of such borrowings may adversely affect our business.

The Company, from time to time, has received unsecured borrowings from James Chae and his affiliate APIIS Financial, Inc., a company 100% owned and controlled by our Chairman and Chief Executive Officer, Mr. Chae, which is unsecured, non-interest bearing, and is repayable on demand. As of December 31, 2022 and December 31, 2021, the balance was $172,720 and $ 1,448,913, respectively. If James Chae or his affiliate APIIS Financial, Inc. chooses to call for repayment of a significant of such borrowings, the Company may need to use the net proceeds from the IPO, which may adversely impact our operations. Any failure to service such indebtedness or comply with any such obligations may also cause us to incur legal fees if lender brings an action for breach of contract, or otherwise adversely affect our business, financial condition, results of operation and prospects.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. The majority of our operating leases have lease terms of 10 years, inclusive of customary extensions which are at the option of the Company. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs as well as impairment of property and equipment. Furthermore, if we fail to negotiate renewals, we may incur additional costs associated with moving transferable furniture, fixtures and equipment. These potential increased occupancy and moving costs, as well as closures of restaurants, could materially adversely affect our business, financial condition or results of operations.

Macroeconomic conditions, including economic downturns, may cause landlords of our leases to be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our restaurants. All of these factors could have a material adverse impact on our business, financial condition or results of operations.

Delays In Obtaining Construction Permits Can Have A Material Adverse Effect on Our Business.

We typically are able to negotiate approximately 6 months to complete a construction/development of our stores before we have to make our first lease payment. Construction/development of a new restaurant takes approximately 3 - 6 months once construction permits (e.g., Health and City) are issued. Prior to the COVID-19 pandemic, permits took approximately 2 months to obtain. During the pandemic and as of December 31, 2022  , construction permits have been significantly delayed, causing us to incur lease payments prior to the opening of such locations, which means prior to the generation of any revenues from such stores. A delay in construction permits has had a direct impact on our ability to open our 3 stores currently under construction/development. We are also making lease payments on all 3 of such stores. There can be no assurance that construction permits will be timely obtained on future stores, or that they will ever be obtained (including with respect to the 3 stores under construction/development). There is also no assurance that we can successfully negotiate an abatement on any of our existing non-cancelable leases to alleviate such costs, or that we will have the leverage to negotiate longer periods before the first rental payment is required to be made on future leases. A significant increase in lease payments prior to opening our stores could have a material adverse effect on our profitability and growth potential, since increased lease costs could cause us to divert cash away from opening new stores. If we are unable to open new stores, we could be forced to cease operations.

We may become involved in lawsuits involving Yoshiharu Holdings Co. as the owner of intellectual property, or us as a licensee of intellectual property from Yoshiharu Holdings Co., to protect or enforce intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Third parties may sue Yoshiharu Holdings Co., our wholly owned subsidiary, or us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation and our business, financial condition or results of operations.

Infringements on Yoshiharu Holdings Co.’s intellectual property rights, including Yoshiharu Holdings Co.’s service marks and trade secrets, could result in additional expense and could devalue our brand equity, as well as substantially affect our business, financial condition or results of operations.

Other parties may infringe on our intellectual property rights, including those which we develop or otherwise license to use, and may thereby dilute our brand in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise.

Our business prospects depend in part on our ability to develop favorable consumer recognition of the Yoshiharu name. Although the “YOSHIHARU RAMEN” word and design marks are federally registered marks owned by Yoshiharu Holdings Co., such marks could be imitated in ways that we or Yoshiharu Holdings Co. cannot prevent. Alternatively, third parties may attempt to cause us to change our name or not operate in a certain geographic region if our name is confusingly similar to their name. In addition, we rely on trade secrets, proprietary know-how, concepts, and recipes, some of which we license from Yoshiharu Holdings Co. Our methods or Yoshiharu Holdings Co.’s methods of protecting this information may not be adequate. Moreover, we or Yoshiharu Holdings Co. may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, or suppliers. If competitors independently develop or otherwise obtain access to the trade secrets, proprietary know-how, concepts, or recipes we rely upon to operate our restaurants, some of which we license from Yoshiharu Holdings Co., the appeal of our restaurants could be significantly reduced and our business, financial condition or results of operations could be adversely affected.

A breach of security of confidential consumer information related to our electronic processing of credit and debit card transactions, as well as a breach of security of our employee information, could substantially affect our reputation, business, financial condition of results of operations.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our business, financial condition or results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and could substantially affect our reputation and business, financial condition or results of operations.

In addition, our business requires the collection, transmission and retention of large volumes of guest and employee data, including personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information is regulated at the federal and state levels, as well as at the international level, in which regulatory requirements have been increasing. As our environment continues to evolve in the digital age and reliance upon new technologies becomes more prevalent, it is imperative we secure the privacy and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third-party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition or results of operations. Our brand’s reputation and image as an employer could also be harmed by these types of security breaches or regulatory violations.

We rely significantly on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely significantly on information systems, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Our marketing programs may not be successful, and our new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our business, financial condition or results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business, financial condition or results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

Our guests may file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters, and we are presently subject to class action and other lawsuits with regard to certain of these matters and could become subject to additional class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our business, financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition or results of operations.

We are subject to state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our business, financial condition or results of operations. A judgment in such an action significantly in excess of, or not covered by, our insurance coverage could adversely affect our business, financial condition or results of operations. Further, adverse publicity resulting from any such allegations may adversely affect our business, financial condition or results of operations.

Our current insurance may not provide adequate levels of coverage against claims.

There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition or results of operations. In addition, our current insurance policies may not be adequate to protect us from liabilities that we incur in our business in areas such as workers’ compensation, general liability, auto and property. In the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain, insurance coverage could materially adversely affect our business, financial condition and results of operations. As a public company, we intend to obtain directors’ and officers’ insurance. While we expect to obtain such coverage, we may not be able to obtain such coverage at all or at a reasonable cost now or in the future. Failure to obtain and maintain adequate directors’ and officers’ insurance would likely adversely affect our ability to attract and retain qualified officers and directors.

Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business, financial condition or results of operations.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain licenses, permits and approvals relating to such regulations could adversely affect our business, financial condition or results of operations. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business, financial condition or results of operations.

Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our business, financial condition or results of operations.

If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.

Changes to accounting rules or regulations may adversely affect our business, financial condition or results of operations.

Changes to existing accounting rules or regulations may impact our business, financial condition or results of operations. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have recently issued new accounting rules which require lessees to capitalize operating leases in their financial statements in the next few years. When adopted, such change would require us to record significant operating lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our business, financial condition or results of operations.

We will incur increased costs as a result of being a public company.

As a public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the Nasdaq Stock Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from sales-generating activities. For example, we will be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements and increased compensation for our management team. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have $1.07 billion or more in annual gross revenues; (ii) the date on which we become a “large accelerated filer” (which means the year-end at which the total market value of our common equity securities held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter); (iii) the date on which we have issued more than $1 billion of non-convertible debt securities over a three-year period; and (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Our management does not have experience managing a U.S. public company and our current resources may not be sufficient to fulfill our public company obligations.

Following the closing of the IPO, we are subject to various regulatory requirements, including those of the SEC and Nasdaq Stock Market. These requirements include recordkeeping, financial reporting and corporate governance rules and regulations. Our management team does not have experience in managing a U.S. public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business, financial condition or results of operations could be adversely affected if our internal infrastructure is inadequate, including if we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have $1.07 billion or more in annual gross revenues; (ii) the date on which we become a “large accelerated filer” (which means the year-end at which the total market value of our common equity securities held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter); (iii) the date on which we have issued more than $1 billion of non-convertible debt securities over a three-year period; and (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations, financial condition, liquidity and financial results.

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. For the past two and one-half years, this contagious virus, has continued to spread and has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of the filing date of this Annual Report on Form 10-K, all of our restaurants are operating at 100% indoor dining capacity; however, there can be no assurance that developments with respect to the COVID-19 pandemic and government measures taken to control it will not adversely affect our operations and financial results.

Additionally, consumer behavior has changed and may fundamentally change as a result of COVID-19 in both the near and long term and such change may pose significant challenges to our current service and business models. Traffic in restaurants, including ours, has been affected and may be materially and adversely affected with more consumers relying on off-premises orders. All of this could materially and adversely impact sales at our restaurants and our growth prospects. We have made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to re-design our service and business models to accommodate consumers’ changed behavior patterns. Any such attempted effort could result in capital expenditures, business disruption and lower margin sales, and may not be successful in growing our profitability.

In addition to the COVID-19 pandemic, the United States may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu or other diseases. As we have experienced with the COVID-19 pandemic, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 6940 Beach Blvd., Suite D-705, Buena Park, CA 90621 and our telephone number is (714) 694-2403. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

The shares of our Class A Common Stock are traded on Nasdaq under the symbol “YOSH.” The shares of our Class A Common Stock commenced public trading on September 9, 2022.

(b)	Holders

On March 29, 2023, there were twenty five holders of record of the shares of our Class A Common Stock and one holder of Class B common stock.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date. The decision on whether to pay cash dividends on our common stock in the future will be made by our board of directors, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis together with our audited financial statements, the notes to such statements and the other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 8 restaurant stores with an additional 5 new restaurant stores under construction/development. On top of opening of 5 new restaurants currently under construction/development, we expect to open an additional 6 new restaurant stores in 2023.

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

Our Growth Strategies

Historically, we have averaged an opening of 1 store per year utilizing solely bank debt, revenues and related party loans. However, utilizing 38.47% of the net proceeds of our IPO in September 2022, we expect in the short term to open 10 new corporate-owned restaurants (including the 5 stores currently under construction/development). Based on our internal analysis, we believe that we have the potential to grow our current domestic corporate-owned restaurants and international footprint to at least 250 restaurants domestically and at least 750 restaurants internationally by utilizing revenues generated by an increased number of corporate-owned restaurants, revenues generated through our franchise program (currently we are in the process of developing a program), proceeds from the sale of equity securities in the public markets as a publicly traded company, and debt financings. The rate of future restaurant growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion.

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

Components of Our Results of Operations

Revenue. Revenue represents sales of food and beverages in restaurants. Restaurant sales in a given period are directly impacted by the number of restaurants we operate and comparable restaurant sales growth.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Years ended December 31,		Increase / (Decrease)
	2022	2021	$	%

Revenue	$8,282,368	$6,536,859	$1,745,509	26.7%
Restaurant operating expenses:
Food, beverages and supplies	2,163,085	1,998,831	164,254	8.2%
Labor	3,670,681	2,969,426	701,255	23.6%
Rent and utilities	1,098,389	689,709	408,680	59.3%
Delivery and service fees	525,747	528,096	(2,349)	-0.4%
Depreciation	658,371	138,665	519,706	374.8%
Total restaurant operating expenses	8,116,273	6,324,727	1,791,546	28.3%
Net restaurant operating income	166,095	212,132	(46,037)	-21.7%
General and administrative	2,884,770	2,040,165	844,605	41.4%
Related party compensation	916,891	-	916,891	N/A
Advertising and marketing	148,664	31,952	116,712	365.3%
Total operating expenses	3,950,325	2,072,117	1,878,208	90.6%
Loss from operations	(3,784,230)	(1,859,985)	(1,924,245)	103.5%
Other income (expense):
PPP loan forgiveness	385,900	269,887	116,013	43.0%
Other income	18,508	26,486	(7,978)	-30.1%
Interest	(88,300)	(52,224)	(36,076)	69.1%
Loss before income taxes	(3,468,122))	(1,615,836)	(1,852,286)	114.6%
Income tax provision	19,245	14,649	4,596	31.4%
Net loss	$(3,487,367)	$(1,630,485)	$(1,856,882)	113.9%

	Years ended December 31,
	2022	2021
	(as a percentage of revenues)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	26.1%	30.6%
Labor	44.3%	45.4%
Rent and utilities	13.3%	10.6%
Delivery and service fees	6.3%	8.1%
Depreciation	7.9%	2.1%
Total restaurant operating expenses	98.0%	96.8%
Net restaurant operating income	2.0%	3.2%
General and administrative	34.8%	31.2%
Related party compensation	11.1%	0.0%
Advertising and marketing	1.8%	0.5%
Total operating expenses	47.7%	31.7%
Loss from operations	-45.7%	-28.5%
Other income (expense):
PPP loan forgiveness	4.7%	4.1%
Other income	0.2%	0.4%
Interest	-1.1%	-0.8%
Loss before income taxes	-41.9%	-24.7%
Income tax provision	0.2%	0.2%
Net loss	-42.1%	-24.9%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. Revenues were $8.3 million for the year ended December 31, 2022 compared to $6.5 million for the year ended December 31, 2021, representing an increase of approximately $1.7 million, or 27%. The increase in sales for the period was mostly driven by $1.4 million in sales for the period from three new restaurants opened in July 2021, February 2022 and July 2022. The remainder of the increase of $0.3 million is considered to be attributable to recovery from the impact of the pandemic on customer traffic during 2022. The five restaurant locations that were open through all of 2021 each experienced consistent sales growth in the current year. Combined average monthly sales for these locations increased 9.9% for the year ended December 31, 2022 from the comparable period in the prior year.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $2.2 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021, representing an increase of approximately $0.2 million, or 8%. The increase in costs for the period was primarily driven by increases in revenues from three new restaurants opened and from the recovery from lower volume experienced during the pandemic. As a percentage of sales, food, beverage and supplies costs decreased to 26% in the year ended December 31, 2022 compared to 31% in the year ended December 31, 2021. The decrease in costs as a percentage of sales was primarily driven by the increases in our menu prices and management’s efforts to increase purchasing power on ingredients.

Labor. Labor and related costs were approximately $3.7 million for the year ended December 31, 2022 compared to $3.0 million for the year ended December 31, 2021, representing an increase of approximately $0.7 million, or 24%. The increase in costs was largely driven by additional labor costs incurred with respect to three new restaurants opened. As a percentage of sales, labor and related costs slightly decreased to 44% in the year ended December 31, 2022 compared to 45% in the year ended December 31, 2021. The decrease in costs as a percentage of sales was primarily driven by the management efforts to improve the efficiency of employees at the restaurant level which has been supported by the back office managers.

Rent and utilities. Rent and utilities expenses were approximately $1.1 million for the year ended December 31, 2022 compared to $0.7 million for the year ended December 31, 2021, representing an increase of approximately $0.4 million, or 59%. The increase was primarily a result of additional occupancy expenses incurred with respect to three new restaurants opened. As a percentage of sales, rent and utilities expenses increased to 13% in the year ended December 31, 2022, compared to 11% for the year ended December 31, 2021. The increase in costs as a percentage of sales was primarily driven by the increase in average utility costs during the year 2022 compared to the year 2021.

Delivery and service fees. Delivery and service fees incurred were approximately $0.5 million for the years ended December 31, 2022 and 2021, respectively. The comparable cost was primarily due to the comparable food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees decreased to 6% for the year ended December 31, 2022 compared to 8% for the comparable period in the prior year. The change is largely driven by a slight decrease in food sales via delivery during the period.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $658,000 for the year ended December 31, 2022 compared to $139,000 for the year ended December 31, 2021, representing an increase of approximately $520,000, or 375%. The increase was primarily due to increased depreciation for the new restaurants opened and to changes in estimated depreciable lives for existing restaurants. As a percentage of sales, depreciation and amortization expenses increased to 8% for the year ended December 31, 2022 compared to 2% for the comparable period in the prior year. The change is largely driven by the increased depreciation as a result of the new locations and the change in estimated depreciable lives.

General and administrative expenses. General and administrative expenses were approximately $2.9 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021, representing an increase of approximately $0.9 million or 41%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, the opening of new restaurants, as well as costs associated with outside administrative, legal and professional fees and other general corporate expenses associated with preparing to become a public company. As a percentage of sales, general and administrative expenses increased to 35% in the year ended December 31, 2022 from 31% in the year ended December 31, 2021, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales.

Related party compensation: Compensation to James Chae was approximately $0.9 million for the year ended December 31, 2022 compared to $0 for the year ended December 31, 2021, representing an increase of approximately $0.9 million. $0.6 million of the compensation was made pursuant to a nonwritten arrangement, in exchange for Mr. Chae’s services rendered in connection with the successful completion of our IPO and the remaining compensation was made pursuant to a written arrangement. As a percentage of sales, related party compensation was 11% in the year ended December 31, 2022.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, Average Unit Volumes (“AUVs”), comparable restaurant sales performance, and the number of restaurant openings.

Revenue

Revenue represents sales of food and beverages in restaurants, as shown on our statements of income. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credit, litigation accrual, and certain executive transition costs, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

We believe that the use of EBITDA, and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware when evaluating EBITDA, and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA, and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA, and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2022	2021

Net loss, as reported	$(3,487,367)	$(1,630,485)
Interest, net	88,300	52,224
Taxes	19,245	14,649
Depreciation and amortization	658,371	138,665
EBITDA	(2,721,451)	(1,424,947)
PPP loan forgiveness (a)	(385,900)	(269,887)
Adjusted EBITDA	$(3,107,351)	$(1,694,834)

(a) Represents income recorded upon the forgiveness of payroll protection loans from the SBA.

Restaurant-level Contribution and Restaurant-level Contribution Margin

Restaurant-level Contribution and Restaurant-level Contribution margin are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Contribution and Restaurant-level Contribution margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. We expect Restaurant-level Contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

We present Restaurant-level Contribution because it excludes the impact of general and administrative expenses, which are not incurred at the restaurant-level. We also use Restaurant-level Contribution to measure operating performance and returns from opening new restaurants. Restaurant- level Contribution margin allows us to evaluate the level of Restaurant-level Contribution generated from sales.

However, you should be aware that Restaurant-level Contribution and Restaurant-level Contribution margin are financial measures which are not indicative of overall results for the Company, and Restaurant-level Contribution and Restaurant-level Contribution margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

In addition, when evaluating Restaurant-level Contribution and Restaurant-level Contribution margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Contribution and Restaurant- level Contribution margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Contribution and Restaurant-level Contribution margin in the same fashion. Restaurant-level Contribution and Restaurant- level Contribution margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years ended December 31, 2022 and December 31, 2021:

	Years Ended December 31,
	2022	2021

Net restaurant operating income, as reported	$166,095	$214,590
Depreciation and amortization	658,371	138,665
Restaurant-level Contribution	$824,466	$353,255
Operating profit margin	-45.7%	-28.5%
Restaurant-level Contribution Margin (a)	10.0%	5.4%

(a) Represents restaurant-level contribution divided by revenue.

Average Unit Volumes (AUVs)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 3 months or longer at the end of the year presented. AUVs are calculated by dividing (x) annual sales for the year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire year presented (such as a restaurant closed for renovation) to annualize sales for such period of time. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUVs for the years ended December 31, 2022 and December 31, 2021, respectively:

	Years ended December 31,
	2022	2021

Average Unit Volumes	$1,182,032	$1,239,551

Comparable Restaurant Sales Growth

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least 3 months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

●	consumer recognition of our brand and our ability to respond to changing consumer preferences;

●	overall economic trends, particularly those related to consumer spending;

●	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

●	pricing;

●	guest traffic;

●	per-guest spend and average check;

●	marketing and promotional efforts;

●	local competition; and

●	opening of new restaurants in the vicinity of existing locations.

The following table shows the comparable restaurant sales growth for the years ended December 31, 2022 and December 31, 2021:

	Years ended December 31,
	2022	2021

Comparable restaurant sales growth (%)	9.9%	63.4%
Comparable restaurant base	5	4

Number of Restaurant Openings

The following table shows the growth in our restaurant base for the years ended December 31, 2022 and December 31, 2021:

	Years ended December 31,
	2022	2021

Restaurant activity:
Beginning of period	6	5
Openings	2	1
Closing	-	-
End of period	8	6

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, borrowings from banks, and sales of common shares. In recent periods, the Company received assistance from governmental funds available in response to closures and impact on the business as a result of the pandemic. During the year ended December 31, 2021, the Company received loans amounting to approximately $1,402,000. Certain of these loans are eligible for forgiveness under the government plans. During the year ended December 31, 2021, PPP loans amounting to approximately $270,000 were forgiven. During the year ended December 31, 2022, additional PPP loans amounting to approximately $386,000 were forgiven. See Note 5 (Bank Notes Payables) and Note 6 (Loan Payables, PPP) to the financial statements report for a more detailed discussion.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2022	2021

Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,798,770)	$194,143
Net cash used in investing activities	(1,473,275)	(896,615)
Net cash provided by financing activities	10,694,064	1,789,574

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $3,798,770, which resulted from net loss of $3,487,367, non-cash charges of $658,371 for depreciation and amortization which was offset by the PPP loan forgiveness of $385,900, and net cash outflows of $583,874 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expense. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease of $1,276,193 in due to related party, and an increase of $150,404 in other assets, partially offset by an increase of $867,049 in accounts payable and accrued expenses. The decreases in payables to related parties and stockholder were the result of repayment of expenditures incurred by the related parties and stockholder in connection with the opening of new restaurants. The increase in accounts payable was primarily due to the three new restaurants opened in July 2021, February 2022 and July 2022.

Net cash provided by operating activities during the year ended December 31, 2021 was $194,143, which resulted from net loss of $1,630,485, non-cash charges of $138,665 for depreciation and amortization, non-cash professional fees of $1.2 million, and net cash in-flows of $707,850 from changes in operating assets and liabilities, offset by non-cash income of $269,887 from forgiveness of PPP loans. The net cash in-flows from changes in operating assets and liabilities were primarily the result of increases in inventories of $20,837 and other assets of $105,732, offset by an increase in payables to related parties of $471,802, increases of $296,917 in accounts payable and accrued expenses and $65,700 in other payables. The increase in payables to related parties was the result of expenditures incurred by the related parties in connection with the opening of new restaurants. The increase in accounts payable was primarily due to the timing of cash payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2022 and 2021 was $1,473,275 and $896,615, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings and maintaining our existing restaurants.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $10,694,064, primarily due to $10,285,650 in net proceeds from the sale of 2,940,000 shares of class A common stock after deducting underwriting discounts and commissions and other offering expenses in September 2022, $60,000 in proceeds from the sale of class A common stock in December 2021, and $558,133 cash received through borrowings from banks, offset by $209,719 of repayment of borrowings.

Net cash provided by financing activities during the year ended December 31, 2021 was $1,789,574, primarily due to $1,280,000 in proceeds from the sale of common stock, $1,402,354 cash received through borrowings from banks and from pandemic relief funds available from government agencies, offset by $167,145 of repayment of borrowings, and shareholder distributions of $696,575, net of shareholder contributions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2022, as well as our long-term obligations:

	Payments due by period as of December 31, 2022
	Total	2023-2024	2025-2026	2027	Thereafter
Capital lease payments	$9,217,108	$1,714,871	$1,843,005	$882,733	$4,776,499
Bank note payables	1,286,086	531,886	367,813	107,035	279,352
EIDL loan payables	450,000	55,168	31,032	15,516	348,284
Restaurant revitalization fund loan payable	700,454	700,454	-	-	-
Total contractual obligations	$11,653,648	$3,002,379	$2,241,850	$1,005,284	$5,404,135

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

Off Balance Sheet Arrangements

As of December 31, 2022, we did not have any material off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this Item 8 are incorporated by reference to information beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Annual Report does not address whether there have been any changes in our internal control over financial reporting.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2022.

Name	Age	Position
James Chae	59	President, Chief Executive Officer, Director and Chairman of the Board
Soojae Ryan Cho	53	Chief Financial Officer
Jay Kim	60	Director
Harinne Kim	49	Director
Yusil Yeo	43	Director

Background of Executive Officers and Directors

James Chae, age 59, Chairman of the Board of Directors, Chief Executive Officer

Mr. Chae founded Yoshiharu in 2016. Led by Mr. Chae, Yoshiharu has expanded to become a leading Japanese cuisine restaurant chain in Southern California. The root of Mr. Chae’s business knowledge comes from over two decades leading a wide array of industries including both the financial services and retail services segments. Mr. Chae has been a business executive for over 10 years, serving as the President of APIIS Financial, Inc., a financial planning and wealth management firm. Prior to APIIS Financial, Inc., Mr. Chae served as the Managing Site Partner for John Hancock from January 2002 to October 2010.

Mr. Chae immigrated from South Korea to the United States as a teenager, and diligently worked to enroll at UCLA where he studied Economics. Prior to graduation, Mr. Chae began his career at California Korea Bank, one of the first banks to service Koreans living in the United States. Mr. Chae rose to the position of Loan Adjuster before venturing out on his own as an entrepreneur. While starting his own businesses, Mr. Chae often found comfort in a warm bowl of ramen to uplift him and energize his spirit, which served as the inspiration for Yoshiharu. Mr. Chae’s background in the financial services industry provided him access to restaurants and retailers which helped him understand the restaurant industry and more importantly, the necessary foundations in building a successful restaurant business. Mr. Chae believed that there was a large addressable market for ramen, and together with his experience and passion for the business, founded Yoshiharu. As the founder and controlling stockholder of the Company, Mr. Chae possesses invaluable operational knowledge and insight making him qualified to serve as a member of our board of directors.

Soojae Ryan Cho, age53, Chief Financial Officer

Mr. Cho was appointed to serve as Chief Financial Officer effective May 25, 2022. For the past five years, Mr. Cho has served as a partner in S&R Accounting Professionals, LLP where he has provided various accounting, external audit, and tax services. He has 25 years of experience in the public accounting and industry experience with US and global companies. Mr. Cho began his career with KPMG Los Angeles in 1996. After successfully completing 9 years at KPMG, Mr. Cho was recruited as a Controller and became a CFO for Prudential Securities in South Korea, a wholly owned subsidiary of Prudential Securities USA. Mr. Cho later joined Ticket Monster (TMon), a leading e-Commerce company as a Director of Finance managing over 40 accounting and finance team members. At TMon, Mr. Cho successfully led and completed mergers and acquisitions in different times with Groupon USA, Living Social, and KKR (one of the largest private equity firms in the USA), reported financial statements under US GAAP to its parent company, and worked closely with external auditors, PwC and E&Y. He has extensive experience in audits for both private and public companies, SEC reporting and due diligence transactions including post-merger integration services and IPO engagements. Mr. Cho offers specialized expertise in the automotive, manufacturing and distribution, technology, and e-Commerce industries.

Jay Kim, age 60, Director

Mr. Kim was appointed to serve as a director effective February 4, 2022. Mr. Kim serves as the Chief Executive Officer of Reborn Coffee Inc. Prior to Reborn, Mr. Kim founded Wellspring Industry, Inc. in California in 2007 which created the yogurt distribution company “Tutti Frutti” and bakery-café franchise “O’My Buns.” Tutti Frutti grew to approximately 700 agents worldwide that offered self-serve frozen yogurt. Mr. Kim sold the majority ownership of Wellspring to a group of investors in 2017.

Prior to founding Wellspring, Mr. Kim was the owner of Coffee Roasters in Riverside, California from 2002 to 2007. Mr. Kim worked as the project manager for JES Inc., based in Brea, CA from 1997 to 2002 where he coordinated and managed environmental engineering projects. Mr. Kim worked as a Senior Process Engineer for Allied Signal Environment Catalyst in Tulsa, Oklahoma, from 1992 to 1997 where he coordinated and implemented projects related to plant productivity and provided leadership and direction to other engineers as required and provided information needed for Division product quotations. He also acted as the leader in a start-up plant to be based in Mexico for Allied Signal. From 1988 to 1992 he worked as the plant start-up engineer for Toyota Auto Body Inc.

Mr. Kim has a B.S, in Chemical Engineering from California State University at Long Beach and followed a Chemical office basic at US Army Chemical School in 1988. He was commissioned 1st. LT. of the US Army in 1986 and retired from the US Army in 1988. Mr. Kim possesses extensive experience in leading and building restaurant and franchise companies making him qualified to serve as a member of our board of directors and our Audit Committee.

Harinne Kim, age 49, Director

Ms. Kim was appointed to serve as a director effective February 17, 2023 to fill the vacancy created by former director Helen Lee’s resignation as of February 17, 2023. Ms. Kim is a leading financial advisor who is highly regarded in her field with over 23 years of experience having previously working with known financial firms such as Fidelity Investments, Vanguard, John Hancock.

Ms. Kim has completed her education at Loyola with a specialization in Economics and Finance. Currently, she has countless list of clients which vary from individuals to corporations.

Ms. Kim possesses extensive expertise and experience in financial management, making her qualified to serve as a “financial expert”, a member of our board of directors and our Audit Committee.

Yusil Yeo, age 43, Director

Ms. Yeo was appointed to serve as a director effective May 25, 2022. Ms. Yeo is currently the president of Grace Yeo & Associates, C.P.A., Inc, a full-service accounting firm in Los Angeles, CA and has served in such capacity for the past 5 years. She has expertise in providing comprehensive accounting services. Ms. Yeo is a member of American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. She is licensed as a Certified Public Accountant. Ms. Yeo has gained extensive accounting and tax experience through senior accountant and management roles for a variety of companies and CPA firms located in the Los Angeles area, including H&R Block and KNM Associates, Inc. Ms. Yeo holds a Bachelor of Science degree from the University of California, Los Angeles.

Ms. Yeo possesses extensive expertise and experience in financial management, making her qualified to serve as a “financial expert”, a member of our board of directors and our Audit Committee.

There are no family relationships among our board of directors and executive officers.

Controlled Company

James Chae controls a majority of the combined voting power of our outstanding equity interests. As a result, we will be a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market. As a controlled company, exemptions under the standards will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

●	that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market;

●	that we have, to the extent applicable, a Nominating and Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	that we have a Compensation Committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	for an annual performance evaluation of the Nominating and Corporate Governance Committee and Compensation Committee.

Since we intend to avail ourselves of the “controlled company” exception under the Nasdaq Stock Market rules, we will not have a Nominating and Corporate Governance Committee. These exemptions do not modify the independence requirements for our Audit Committee, and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act and the rules of the Nasdaq Stock Market within the applicable time frame.

Based on the Nasdaq Stock Market corporate governance rules and the independence requirements of Rule 10A-3 of the Exchange Act, our board of directors has determined that Jay Kim, Harinne Kim and Yusil Yeo are each an independent director.

Corporate Governance and Board Structure

Our board of directors currently consists of four members. Our bylaws provide that our board of directors shall consist of at least 3 directors but not more than directors and the authorized number of directors may be fixed from time to time by resolution of our board of directors. Based on the corporate governance rules of the Nasdaq Stock Market, Jay Kim, Harinne Kim and Yusil Yeo are independent directors.

The authorized number of directors may be changed by resolution of the board of directors. Vacancies on the board of directors can be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum, and shall hold office until the next annual meeting of the stockholders or until his or her successor is duly elected and qualified. Mr. Chae serves as the Chairman of our board of directors. See “Risk Factors—Risks Related to Our Organizational Structure.”

Our directors hold office until the earlier of their death, resignation, retirement, qualification or removal or until their successors have been duly elected and qualified.

Our board of directors has fully implemented our corporate governance initiatives upon the closing of the IPO. We believe these initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of the Nasdaq Stock Market. Our board of directors will continue to evaluate, and improve upon as appropriate, our corporate governance principles and policies.

We expect our board of directors to adopt a code of business conduct, effective upon the closing of the offering, that applies to each of our directors, officers and employees. The code addresses various topics, including:

●	compliance with laws, rules and regulations;

●	conflicts of interest;

●	insider trading;

●	corporate opportunities;

●	competition and fair dealing;

●	fair employment practices;

●	recordkeeping;

●	confidentiality;

●	protection and proper use of company assets; and

●	payments to government personnel.

We will post on our website a current copy of the Code of Ethics and all disclosures that are required by law or market rules in regard to any amendments to, or waivers from, any provision of the Code of Ethics.

Board Committees

Our board of directors has two standing committees: an Audit Committee and a Compensation Committee. Each of the committees will report to the board of directors as they deem appropriate, and as the board of directors may request. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities. We intend to comply with the requirements of the Nasdaq Stock Market with respect to committee composition of independent directors as they become applicable to us. Each committee has the composition, duties and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the board of directors in fulfilling its oversight responsibilities regarding the integrity of financial statements, our compliance with applicable legal and regulatory requirements, the integrity of our financial reporting processes including its systems of internal accounting and financial controls, the performance of our internal audit function and independent auditor and our financial policy matters by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes action as it deems necessary to satisfy itself that the accountants are independent of management.

Our Audit Committee consists of Jay Kim, Harinne Kim and Yusil Yeo with Ms. Yeo serving as the Audit Committee chairperson.

Jay Kim, Harinne Kim and Yusil Yeo meet the definition of “independent directors” for the purposes of serving on an Audit Committee under applicable SEC and Nasdaq Stock Market rules, and we are in compliance with these independence requirements. In addition, Jay Kim, Harinne Kim and Yusil Yeo qualify as our “audit committee financial experts,” as such term is defined in Item 407 of Regulation S-K.

In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements;

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

●	understands internal controls over financial reporting; and

●	understands audit committee functions.

Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website at https://ir.yoshiharuramen.com/corporate-governance/governance-documents.

Compensation Committee

The Compensation Committee oversees our overall compensation structure, policies and programs, and assesses whether our compensation structure establishes appropriate incentives for officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, sets the compensation of these officers based on such evaluations and reviews and recommends to the board of directors any employment-related agreements, any proposed severance arrangements or change in control or similar agreements with these officers. The Compensation Committee also grants stock options and other awards under our stock plans. The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members and the adequacy of the charter of the Compensation Committee.

Our Compensation Committee consists of Jay Kim and Harinne Kim, with Mr. Kim serving as the Compensation Committee chairperson.

Our board of directors has adopted a written charter for the Compensation Committee, which is available at https://ir.yoshiharuramen.com/corporate-governance/governance-documents. As a controlled company, we may rely upon the exemption from the requirement that we have a Compensation Committee composed entirely of independent directors, although our Compensation Committee consists entirely of independent directors.

Compensation Committee Interlocks

We anticipate that none of our employees will serve on the Compensation Committee. None of the members of our Compensation Committee has ever been an officer or employee of us.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the Nasdaq Stock Market.

Risk Oversight

Our board of directors is currently responsible for overseeing our risk management process. The board of directors focuses on our general risk management strategy and the most significant risks facing us and ensures that appropriate risk mitigation strategies are implemented by management. The board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Our board of directors does not have a standing risk management committee, but rather will administer this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors will be responsible for monitoring and assessing strategic risk exposure, our Audit Committee will be responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures and our Compensation Committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage unnecessary risk-taking. In addition, our Audit Committee oversees the performance of our internal audit function and consider and approve or disapprove any related-party transactions.

Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

Risk and Compensation Policies

We have analyzed our compensation programs and policies to determine whether those programs and policies are reasonably likely to have a material adverse effect on us.

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently the same person and we do not have a lead independent director. As our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having positions be held by the same person is the appropriate leadership structure for us at this time. As of December 31, 2022, we have determined that the leadership structure of our board of directors has permitted our board of directors to fulfill its duties effectively and efficiently and is appropriate given the size and scope of our company and its financial condition.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Philosophy

Our compensation philosophy includes:

●	pay for performance;

●	fair compensation that is competitive with market standards;

●	compensation mix according to growth stage of our company as well as job level; and

●	incentivizing employees to work for long-term sustainable and profitable growth of our company.

Objective of Executive Compensation Program

The objective of our compensation program is to provide a fair and competitive compensation package in the industry to each named executive officer (“NEO”) that will enable us to:

●	attract and hire outstanding individuals to achieve our mid-term and long-term visions;

●	motivate, develop and retain employees; and

●	align the financial interests of each named executive officer with the interests of our stakeholders including stockholders and encourage each named executive officer to contribute to enhance value of the Company.

Our named executive officers for the year 2022, which consist of our principal executive officers, were:

●	James Chae, our Chairman of the Board, President and Chief Executive Officer; and

●	Soojae Ryan Cho, Chief Financial Officer.

Administration

Following the consummation of this offering, our Compensation Committee, which includes two independent directors, will oversee our executive compensation program and will be responsible for approving the nature and amount of the compensation paid to our NEOs. The committee will also administer our equity compensation plan and awards.

Elements of Compensation

Our compensation program for NEOs consists of the following elements of compensation, each described in greater depth below:

●	base salaries;

●	performance-based bonuses;

●	equity-based incentive compensation; and

●	general benefits.

Base Salary

Base salaries are an annual fixed level of cash compensation to reflect each NEO’s performance, role and responsibilities, and retention considerations.

Performance-Based Bonus

To incentivize management to drive strong operating performance and reward achievement of our company’s business goals, our executive compensation program includes performance-based bonuses for NEOs. Our Compensation Committee has established annual target performance-based bonuses for each NEO during the first quarter of the fiscal year.

Equity Compensation

We may pay equity-based compensation to our NEOs in order to link our long-term results achieved for our stockholders and the rewards provided to NEOs, thereby ensuring that such NEOs have a continuing stake in our long-term success.

General Benefits

Our NEOs are provided with other fringe benefits that we believe are commonly provided to similarly situated executives.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our NEOs for the years 2021 and 2022:

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
James Chae, CEO Chairman of the Board	2022	$285,000	$632,000	-0-	-0-	-0-	-0-	-0-	$917,000

Soojae Ryan Cho, CFO	2022	$91,000	-0-	$56,000	-0-	-0-	-0-	-0-	$147,000

James Chae, CEO Chairman of the Board	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kevin Hartley, former CFO	2021	$12,000	-0-	$50,000	-0-	-0-	-0-	-0-	$62,000

Narrative to Summary Compensation Table

The Company entered into an employment contract on November 21, 2022 with James Chae as Chief Executive Officer for an annual salary of $285,000. There is no stock options and/or warrants program at this time and may be developed in the   future. A copy of the Employment Contract is attached hereto as Exhibit 10.21 attached hereto.

We entered into a consulting agreement on October 1, 2021 with Kevin Hartley for his services as CFO of the Company pursuant to which Mr. Hartley received $12,000 per year and additional compensation in the form of shares common stock which the parties agreed is valued at $50,000. Effective May 23, 2022, Kevin Hartley amicably resigned as CFO of the Company and Soojae Ryan Cho was appointed new full-time CFO of the Company.

The Company engaged Soojae Ryan Cho effective May 23, 2022 to serve as Chief Financial Officer of the Company, effective immediately. The Company’s offer letter provides for employment at will, for an initial term through May 22, 2023, which shall automatically renew annually, unless the Company determines not to renew the term with 60 days prior written notice. The Company has agreed to compensate Mr. Cho $144,000 per year, with yearly adjustments, based on performance. Mr. Cho shall also receive a restricted stock grant equal to $56,000 in shares of Class A common stock which will vest 3 months from the date of engagement. A copy of the Offer Letter is attached hereto as Exhibit 10.17 attached hereto.

Except as set forth above we do not currently have employment agreements with any of our NEOs.

Outstanding Equity Awards at the Year End

As of December 31, 2022, there were no outstanding equity awards for each of the NEOs.

Payments Upon Termination or Change in Control

None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control.

Retirement Plans

We do not maintain any deferred compensation, retirement, pension or profit-sharing plans.

Omnibus Equity Incentive Plan

On February 4, 2022, the Company adopted an incentive plan, which we refer to as the 2022 Plan, the material terms of which are described below.

Key Features

The 2022 Plan includes a number of provisions that promote best practices by reinforcing the alignment between equity compensation arrangements for eligible employees, non-employee directors and other service providers and stockholders’ interests. These provisions include, but are not limited to, the following (which are qualified in their entirety by the actual text of the 2022 Plan, which is attached as Exhibit 10.17 to this Report):

●	No Discounted Options or SARs. Stock options and SARs (as defined below) generally may not be granted with exercise prices lower than the market value of the underlying shares on the grant date.
●	No Repricing without Stockholder Approval. Other than in connection with a change in the Company’s capitalization, at any time when the purchase price of a stock option or SAR is above the market value of a share, the Company will not, without stockholder approval, reduce the purchase price of the stock option or SAR and will not exchange the stock option or SAR for a new award with a lower (or no) purchase price or for cash.
●	No Transferability. Awards generally may not be transferred, except as otherwise provided in the 2022 Plan will or the laws of descent and distribution, unless approved by the Board and/or the Compensation Committee.
●	No Automatic Grants. The 2022 Plan does not provide for automatic grants to any individual.
●	Multiple Award Types. The 2022 Plan permits the issuance of nonstatutory stock options (NSOs), incentive stock options (ISOs), stock appreciation rights (SARs), restricted stock units (RSUs), restricted stock, other stock-based awards, and cash awards. This breadth of award types will enable the Company to tailor awards in light of the accounting, tax, and other standards applicable at the time of grant.
●	Clawbacks. All awards, amounts or benefits received or outstanding under the 2022 Plan will be subject to clawback, cancellation, recoupment, rescission, payback, reduction or other similar action in accordance with any Company clawback or similar policy or any applicable law related to such actions.
●	Independent Oversight. The 2022 Plan is administered by a committee of independent members of the board of directors.

Material Features of the 2022 Plan

The material terms of the 2022 Plan are summarized below. This summary of the 2022 Plan is not intended to be a complete description of the 2022 Plan and is qualified in its entirety by the actual text of the 2022 Plan.

Eligibility and Participation. Awards may be granted under the 2022 Plan to officers, employees, and consultants of the company and its subsidiaries and to non-employee directors of the Company. Any of these awards may—but need not—be made as performance incentives to reward attainment of performance goals in accordance with the terms and conditions hereof.

Plan Administration. The Board of Directors has power and authority related to the administration of the 2022 Plan as are consistent with our corporate governance documents and applicable law. Pursuant to its charter, the Compensation Committee administers the 2022 Plan.

Type of Awards. The following types of awards are available for grant under the 2022 Plan: ISOs, NSOs, SARs, restricted stock, RSUs, other stock-based awards, and cash awards.

Number of Authorized Shares. The total number of shares authorized to be awarded under the Plan will not exceed 1,500,000 Shares of Class A common stock, or Shares. Shares issued under the Plan will consist in whole or in part of authorized but unissued Shares, treasury Shares, or Shares purchased on the open market or otherwise, all as determined by the Company from time to time. Subject to adjustment under Section 15 of the 2022 Plan, 1,500,000 Shares available for issuance under the Plan will be available for issuance as Incentive Stock Options.

Share Counting. Any award settled in cash will not be counted as Shares for any purpose under the Plan. If any Award expires, or is terminated, surrendered, or forfeited, in whole or in part, the unissued Shares covered by that award will again be available for the grant of awards. In the case of any substitute award, such substitute award will not be counted against the number of Shares reserved under the 2022 Plan.

Stock Options and SARs

Grant of Options and SARs. The Compensation Committee may award ISOs, NSOs (together, “options”), and SARs to grantees under the 2022 Plan. SARs may be awarded either in tandem with or as a component of other awards or alone.

Exercise Price of Options and SARs. A SAR will confer on a grantee a right to receive, upon exercise thereof, the excess of (1) the fair market value of one Share on the date of exercise over (2) the SAR exercise price. The Award Agreement for a SAR (except those that constitute substitute awards) will specify the SAR Exercise Price, which will be fixed on the grant date as not less than the fair market value of a Share on that date. A SAR granted in tandem with an outstanding option after the grant date of such option will have a SAR Exercise Price that is equal to the option price, provided that the SAR Exercise Price may not be less than the fair market value of a Share on the grant date of the SAR.

Vesting of Options and SARs. The Board and/or Compensation Committee will determine the terms and conditions (including any performance requirements) under which an option or SAR will become exercisable and will include that information in the award agreement.

Special Limitations on ISOs. An option will constitute an ISO only if the grantee of the option is an employee of the Company or any subsidiary of the Company and to the extent that the aggregate fair market value (determined at the time the option is granted) of the Shares with respect to which all ISOs held by such grantee become exercisable for the first time during any calendar year (under the 2022 Plan and all other plans of the grantee’s employer and its affiliates) does not exceed $100,000. This limitation will be applied by taking options into account in the order in which they were granted.

Restricted Shares and RSUs

At the time of grant, the Compensation Committee may establish a period of time and any additional restrictions including the satisfaction of corporate or individual performance objectives applicable to an award of Restricted Shares or RSUs. Each award of Restricted Shares or RSUs may be subject to a different restricted period and additional restrictions. Neither Restricted Shares nor RSUs may be sold, transferred, assigned, pledged or otherwise encumbered or disposed of during the Restricted Period or before the satisfaction of any other applicable restrictions. Unless the Compensation Committee otherwise provides in an award agreement, holders of Restricted Shares will have rights as stockholders, including voting and dividend rights.

Other Stock-Based Awards

The Compensation Committee may, in its discretion, grant other stock-based awards. The terms of other stock-based awards will be set forth in the applicable award agreements, subject to the 2022 Plan requirements.

Performance Awards

The right of a grantee to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to such performance terms conditions as may be specified by the Compensation Committee. It may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance terms or conditions.

Effect of Certain Transactions

Adjustments for Changes in Capitalization. If changes in our common stock occur by reason of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in stock, or other increase or decrease in the common stock without receipt of consideration by the Company, or if there occurs any spin-off, split-up, extraordinary cash dividend or other distribution of assets by the Company, the number and kinds of shares for which grants of awards may be made, the number and kinds of shares for which outstanding awards may be exercised or settled, and the performance goals relating to outstanding awards, will be equitably adjusted by the Company.

Adjustments for Certain Transactions. Except as otherwise provided in an award agreement, in the event of a corporate transaction, the 2022 Plan and the awards will continue in effect in accordance with their respective terms, except that after a corporate transaction either (1) each outstanding award will be treated as provided for in the agreement entered into in connection with the corporate transaction or (2) if not so provided in such agreement, each grantee will be entitled to receive in respect of each Share subject to any outstanding awards, upon exercise or payment or transfer in respect of any award, the same number and kind of stock, securities, cash, property, or other consideration that each stockholder was entitled to receive in the corporate transaction in respect of one Share. Unless otherwise determined by the Compensation Committee, such stock, securities, cash, property or other consideration will remain subject to all of the terms and conditions (including performance criteria) that were applicable to the awards before such corporate transaction. Without limiting the generality of the foregoing, the treatment of outstanding options and SARs under in connection with a corporate transaction in which the consideration paid or distributed to the stockholders is not entirely shares of common stock of the acquiring or resulting corporation may include the cancellation of outstanding options and SARs upon consummation of the corporate transaction as long as, at the election of the Compensation Committee, (A) the holders of affected options and SARs have been given a period of at least 15 days before the date of the consummation of the corporate transaction to exercise the options or SARs (to the extent otherwise exercisable) or (B) the holders of the affected options and SARs are paid (in cash or cash equivalents) in respect of each Share covered by the Option or SAR being canceled an amount equal to the excess, if any, of the per Share price paid or distributed to stockholders in the corporate transaction (the value of any noncash consideration to be determined by the Compensation Committee) over the option price or SAR Exercise Price, as applicable.

Change in Control. For any Awards outstanding as of the date of a change in control, either of the following provisions will apply, depending on whether, and the extent to which, awards are assumed, converted, or replaced by the resulting entity in a change in control, unless otherwise provided by an award agreement:

(1) To the extent such awards are not assumed, converted or replaced by the resulting entity in the change in control, then upon the change in control such outstanding awards that may be exercised will become fully exercisable, all restrictions with respect to such outstanding awards, other than for performance awards, will lapse and become vested and nonforfeitable, and for any outstanding performance awards the target payout opportunities attainable under such awards will be deemed to have been fully earned as of the change in control based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals against target as of the Company’s fiscal quarter end preceding the change in control.

(2) To the extent such awards are assumed, converted, or replaced by the resulting entity in the change in control, if, within 24 months after the date of the change in control, the service provider has a separation from service by the Company other than for cause (which may include a separation from service by the service provider for “good reason” if provided in the applicable award agreement), then such outstanding awards that may be exercised will become fully exercisable, all restrictions with respect to such outstanding awards, other than for performance awards, will lapse and become vested and nonforfeitable, and for any outstanding performance awards the target payout opportunities attainable under such awards will be deemed to have been fully earned as of the separation from service based on the greater of an assumed achievement of all relevant performance goals at the “target” level or the actual level of achievement of all relevant performance goals against target as of the Company’s fiscal quarter end preceding the change in control.

Term of Plan. Unless earlier terminated by the Board of Directors or the Compensation Committee, the authority to make grants under the 2022 Plan will terminate on the tenth anniversary of the 2022 Plan’s effective date.

Employee Benefits

All of our full-time employees are eligible to participate in health and welfare plans maintained by the Company, including:

●	medical, dental and vision benefits; and

●	basic life and accidental death & dismemberment insurance.

Our NEOs participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our NEOs.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during the years 2021 and 2022.

Director Compensation

Our employee directors did not receive any compensation for serving as a member of our board of directors during the year ended December 31, 2021. We plan to implement a compensation plan for our non-employee directors, such that non-employee directors will receive an annual cash retainer and/or an annual grant of stock options. Our committee chairpersons will receive certain additional retainer fees  .

Directors will be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors, including expenses incurred in attending board meetings. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our current certificate of incorporation and bylaws, as well as the amended and restated certificate of incorporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock as of March 29, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,940,000 shares of our Class A Common Stock issued and outstanding as of March 29, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

Unless otherwise indicated, the address of each individual listed in this table is c/o Yoshiharu Global Co., 6940 Beach Blvd. Suite D-705, Buena Park, CA 90621.

Name and Address of Beneficial Owner	Number of Shares Class A Common Stock Beneficially Owned	Percentage of Shares Class A Common Stock Beneficially Owned
James Chae	7,110,900	79.0%
Kevin Hartley	-	-
Soojae Ryan Cho	-	-
Jay Kim	100,000	1.1%
Helen Lee	10,000	*	%
Yusil Yeo	10,000	%	*

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with James Chae

In September 2021, Yoshiharu Holdings was formed by James Chae as an S corporation for the purpose of acquiring all of the equity in each of the 7 restaurant store entities which were previously founded and wholly owned directly by James Chae and all of the intellectual property in the business held by James Chae in exchange for an issuance of 9,450,900 shares to James Chae, which constituted all of the issued and outstanding equity in Yoshiharu Holdings Co. Such transfers were completed in the fourth quarter of 2021.

Yoshiharu Global Co. was incorporated on December 9, 2021 in Delaware by James Chae. On December 9, 2021, James Chae contributed 100% of the equity in Yoshiharu Holdings Co. to Yoshiharu Global Co. in exchange for the issuance by Yoshiharu Global Co. of 9,450,900 shares of Class A common stock to James Chae. On December 10, 2021, the Company redeemed 670,000 shares of Class A common stock from James Chae at par ($0.0001 per share). In December 2021, the Company conducted a private placement solely to accredited investors and sold 670,000 shares of Class A common stock at $2.00 per share, which the Company’s board of directors determined to reflect the then current fair market value of the Company’s Class A common stock. The Company shall exchange 1,000,000 shares held by James Chae into 1,000,000 shares of Class B common stock immediately prior to the underwriting agreement. Effective February 7, 2022, the Company’s board and stockholders unanimously approved the form of amended and restated certificate of incorporation, which clarifies the automatic conversion of Class B common stock held by James Chae into Class A common stock, among other things, a copy of which is attached to this Report as Exhibit 3.3.

From time to time, the Company borrowed money from James Chae and his affiliate APIIS Financial, Inc., a company 100% owned and controlled by Mr. Chae. The balance is non-interest bearing and due on demand. As of June 30, 2022, December 31, 2021 and December 31, 2020, the balance was $1,417,433, $1,383,213 and $911,411, respectively.

From time to time, the Company made distributions in the form of dividends to James Chae as the sole stockholder of the Company. For the years ended December 31, 2021 and 2020, James Chae was distributed $696,575 and $665,194, respectively. There were no distributions for the six-month period ended June 30, 2022.

As of December 31, 2022, James Chae owned 100% of our outstanding Class B common (1,000,000) stock, and 79.01% of our Class A common stock, and 90.06% of our total voting power. Our Class B common stock has 10 votes per share, while our Class A common stock, which is the class of stock we sold in the IPO and which will be the only class of stock that is publicly traded, has one vote per share.

After the offering, 100% of our Class B common stock will be controlled by James Chae. As a result, James Chae will be able to control all matters submitted to our stockholders for approval even if he owns significantly less than 50% of the number of shares of our outstanding equity interests. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

Procedures for Approval of Related Party Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related party transactions. However, all related party transactions are currently reviewed and approved by our NEOs.

Our board of directors has adopted a written related person transaction policy, effective upon the closing of the IPO, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy will be administrated by our Audit Committee. These policies will provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to December 31, 2022, for services rendered.

Audit Fees.	$222,000

Audit-Related Fees.	-

Tax Fees	11,000

All Other Fees.	33,000

Total fees	$266,000

Pre-Approval Policy

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Yoshiharu Global Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yoshiharu Global Co. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 29, 2023

Yoshiharu Global Co. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021

ASSETS

Current Assets:
Cash	$6,509,121	$1,087,102
Inventories	60,899	36,573
Total current assets	6,570,020	1,123,675

Non-Current Assets:
Property and equipment, net	3,158,428	2,343,524
Operating lease right-of-use asset, net	5,980,888	2,209,967
Other assets	308,353	157,949
Total non-current assets	9,447,669	4,711,440

Total assets	$16,017,689	$5,835,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$744,101	$1,598,334
Line of credit	300,000	-
Current portion of operating lease liabilities	458,803	214,994
Current portion of bank notes payables	265,943	235,662
Current portion of loan payable, PPP	-	100,334
Current portion of loan payable, EIDL	39,652	24,138
Due to related party	172,720	1,383,213
Other payables	5,915	88,437

Total current liabilities	1,987,134	3,645,112
Operating lease liabilities, less current portion	6,261,767	2,094,751
Bank notes payables, less current portion	1,020,143	1,002,010
Restaurant revitalization fund	700,454	700,454
Loan payable, EIDL, less current portion	410,348	425,862
Loan payable, PPP, less current portion	-	285,566
Total liabilities	10,379,846	8,153,755

Commitments and contingencies

Stockholders’ Equity (Deficit)
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 11,940,000 and 9,450,900 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,194	946
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	100	-
Additional paid-in-capital	11,936,958	553,456
Stock subscriptions receivable	-	(60,000)
Accumulated deficit	(6,300,409)	(2,813,042)
Total stockholders’ equity (deficit)	5,637,843	(2,318,640)

Total liabilities and stockholders’ equity (deficit)	$16,017,689	$5,835,115

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021

Revenue:
Food and beverage	$8,282,368	$6,536,859
Total revenue	8,282,368	6,536,859

Restaurant operating expenses:
Food, beverages and supplies	2,163,085	1,998,831
Labor	3,670,681	2,969,426
Rent and utilities	1,098,389	689,709
Delivery and service fees	525,747	525,638
Depreciation	658,371	138,665
Total restaurant operating expenses	8,116,273	6,322,269

Net restaurant operating income	166,095	214,590

Operating expenses:
General and administrative	2,884,770	2,042,623
Related party compensation	916,891	-
Advertising and marketing	148,664	31,952
Total operating expenses	3,950,325	2,074,575

Loss from operations	(3,784,230)	(1,859,985)

Other income (expense):
PPP loan forgiveness	385,900	269,887
Other income	18,508	26,486
Interest	(88,300)	(52,224)
Total other income (expense)	316,108	244,149

Loss before income taxes	(3,468,122)	(1,615,836)

Income tax provision	19,245	14,649

Net loss	$(3,487,367)	$(1,630,485)

Loss per share:
Basic and diluted	$(0.33)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	10,502,409	4,714,172

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Additional	Stock	Total	Total Stockholder’s
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 31, 2020	-	$-	-	$-	$(188,823)	$-	$(1,182,557)	$(1,371,380)

Combination of entities under common control	3,205,000	321	-	-	(321)	-	-	-
Issuance of Common Stock A for Intellectual Property Transfer from Shareholder	6,245,900	625	-	-	(625)	-	-	-
Redemption of Common Stock A	(670,000)	(67)	-	-	67	-	-	-
Issuance of Common Stock A	670,000	67	-	-	1,339,933	(60,000)	-	1,280,000
Contributions	-	-	-	-	99,800	-	-	99,800
Distributions	-	-	-	-	(696,575)	-	-	(696,575)
Net loss	-	-	-	-	-	-	(1,630,485)	(1,630,485)

Balance at December 31, 2021	9,450,000	$946	-	$-	$553,456	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Cancellation of Class A Common Stock	(1000,000)	(100)	-	-	-	-	-	(100)
Issuance of Class B Common Stock	-	-	1,000,000	100	-	-	-	100
Issuance of Class A Common Stock	3,489,100	348	-	-	11,383,502	-	-	11,383,850
Net loss	-	-	-	-	-	-	(3,487,367)	(3,487,367)

Balance at December 31, 2022	9,450,900	$1,194	1,000,000	$100	$11,936,958	$(60,000)	$(2,813,042)	$5,637,843

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,487,367)	$(1,630,485)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	658,371	138,665
PPP loan forgiveness	(385,900)	(269,887)
Non-cash professional expense	-	1,248,000
Changes in assets and liabilities:
Inventories	(24,326)	(20,837)
Other assets	(150,404)	(105,732)
Accounts payable and accrued expenses	883,871	296,917
Due to related party	(1,276,193)	537,502
Other payables	(16,822)	-
Net cash (used in) provided by operating activities	(3,798,770)	194,143

Cash flows from investing activities:
Purchases of property and equipment	(1,473,275)	(896,615)
Net cash used in investing activities	(1,473,275)	(896,615)

Cash flows from financing activities:
Bank overdrafts	-	(29,060)
Advance from line of credit	300,000	-
Proceeds from borrowings	258,133	1,402,354
Repayments on bank notes payables	(209,719)	(167,145)
Proceeds from sale of common shares	10,345,650	1,280,000
Shareholders’ distribution	-	(696,575)
Net cash provided by financing activities	10,694,064	1,789,574

Net increase in cash	5,422,019	1,087,102

Cash – beginning of period	1,087,102	-

Cash – end of period	$6,509,121	$1,087,102

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$385,900	$269,887

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$88,300	$52,224
Income taxes	$19,245	$14,649

See Notes to the Consolidated Financial Statements

YOSHIHARU GLOBAL CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu did not have significant transactions since formation. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store to be opened in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store to be opened in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.
Yoshiharu Garden Grove (“YG”)	July 27, 2022	Ramen store to be opened in Garden Grove, California.

The Company owns restaurants specializing in Japanese ramen and other Japanese cuisines. The Company offers a variety of Japanese ramens, rice bowls, and appetizers. Unless otherwise stated or the context otherwise requires, the terms “Yoshiharu” “we,” “us,” “our” and the “Company” refer collectively to Yoshiharu and, where appropriate, its subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries listed in Note 1 above as of December 31, 2022 and December 31, 2021 and for the years then ended. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $149,000 and $32,000 for the years ended December 31, 2022 and 2021, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

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

Revenue Recognition

Revenue from sales is recognized when food and beverages are sold to customers. Revenue represents sales net of discounts and sales taxes collected from customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Furniture and equipment	5 to 7 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Vehicles	5 years

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. An ROU asset represents the Company’s right to use an underlying asset for the lease term and an operating lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally does not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and operating lease liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company evaluated ASU 2016-02 and adopted this guidance as of January 1, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31	December 31,
	2022	2021

Leasehold Improvements	$3,533,609	$2,465,543
Furniture and equipment	639,424	365,493
Vehicles	161,821	30,543

Total property and equipment	4,334,854	2,861,579
Accumulated depreciation	(1,176,426)	(518,055)

Total property and equipment, net	$3,158,428	$2,343,524

Total depreciation was $ 658,371 and $ 138,665 and for the years ended December 31, 2022 and 2021, respectively.

4. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2023 and it is management’s intention to renew the facility. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At December 31,2022, the outstanding balance was $300,000.

5. BANK NOTES PAYABLES

	December 31,	December 31,
	2022	2021

September 22, 2017 ($250,000) - AA	$141,684	$165,875
November 27, 2018 ($780,000) - JJ	441,735	543,339
February 13, 2020 ($255,000) - CC	197,700	218,602
September 14, 2021 ($197,000) - CC	138,778	153,881
September 15, 2021 ($199,000) - DD	178,905	155,975
April 22, 2022 ($195,000) - Cerritos	187,284	-

Total bank notes payables	1,286,086	1,237,672

Less - current portion	(265,943)	(235,662)
Total bank notes payables, less current portion	$1,020,143	$1,002,010

The following table provides future minimum payments as of December 31, 2022:

For the years ended	Amount
2023	$265,943
2024	265,943
2025	253,322
2026	114,491
2027	107,035
Thereafter	279,352

Total	$1,286,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. As of December 31, 2022 and 2021, the balance of the loan is $141,684 and $165,875, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,007.61 per month which includes principal and interest with an initial interest rate of 8.75% per year. The balance of principal and interest is payable on September 22, 2027.

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2022 and 2021, the balance of the loan is $441,735 and $543,339, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $12,274.50 per month which includes principal and interest with an initial interest rate of 9.25% per year. The balance of principal and interest is payable on December 1, 2025.

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2022 and 2021, the balance of the loan is $197,700 and $218,602, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,003.26 per month which includes principal and interest with an initial interest rate of 8.00%. The balance of principal and interest is payable on February 13, 2030.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2022 and 2021, the balance of the loan is $138,778 and $153,881, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,382.96 per month which includes principal and interest with an initial interest rate of 8.25%. The balance of principal and interest is payable on September 14, 2031.

As of December 31, 2022, the CC has received $159,000 of the $197,000.

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. As of December 31, 2022 and 2021, the balance of the loan is $178,905 and $155,975, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,384.44 per month which includes principal and interest with an initial interest rate of 8.25%. The balance of principal and interest is payable on September 15, 2031.

As of December 31, 2022, DD has received $197,000 of the $199,000.

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2022, the balance of the loan is $187,284.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,376.73 per month which includes principal and interest with an initial interest rate of 8.25%. The balance of principal and interest is payable on April 22, 2032.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOAN PAYABLES, PPP

	December 31,	December 31,
	2022	2021

February 16, 2021 ($131,600 - PPP loan) - AA	$-	$131,600
February 16, 2021 ($166,700 - PPP loan) - JJ	-	166,700
February 16, 2021 ($87,600 - PPP loan) - BB	-	87,600

Total loan payables, PPP	-	385,900

Less - current portion	-	(100,334)

Total loans payables, PPP, less current portion	-	$285,566

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOAN PAYABLES, PPP (Continued)

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	December 31,	December 31,
	2022	2021

June 13, 2020 ($150,000 - EIDL ) - AA	$150,000	$150,000
June 13, 2020 ($150,000 - EIDL ) - BB	150,000	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	150,000	150,000

Total loans payables, EIDL	450,000	450,000

Less - current portion	(39,652)	(24,138)

Total loans payables, EIDL, less current portion	$410,348	$425,862

The following table provides future minimum payments as of December 31, 2022:

For the years ended	Amount
2023	$39,652
2024	15,516
2025	15,516
2026	15,516
2027	15,516
Thereafter	348,284

Total	$450,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RESTAURANT REVITALIZATION FUND

	December 31,	December 31,
	2022	2021

June 1, 2021 (700,454 - Restaurant Revitalization Fund) - JJ	$700,454	$700,454

Total restaurant revitalization fund	$700,454	$700,454

Less - current portion		-

Total restaurant revitalization fund, less current portion	$700,454	$700,454

The following table provides future minimum payments as of December 31, 2022:

For the years ended	Amount
2023	$-
2024	700,454
2025	-
2026	-
2027	-
Thereafter	-

Total	$700,454

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

As of December 31, 2022, none of the notes payables, loans payables, and RRF Loan noted above are in default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of December 31, 2022 and 2021, the balance was $172,720 and $1,448,913, respectively.

●	Distributions – From time to time, the Company made distributions to James Chae. For the years ended December 31, 2022 and 2021, James Chae was distributed $0 and $696,575, respectively.

●	Related party compensation - For the years ended December 31, 2022 and 2021, the compensation to James Chae was $916,891 and $0, respectively. $631,968 of the compensation was made pursuant to a nonwritten arrangement, in exchange for Mr. Chae’s services rendered in connection with the successful completion of our IPO and the remaining compensation was made pursuant to a written arrangement.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange of class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

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

In accordance with ASC 842, the components of lease expense were as follows:

	December 31,
For the years ended	2022	2021
Operating lease expense	$530,722	$400,153
Total lease expense	$530,722	$400,153

In accordance with ASC 842, other information related to leases was as follows:

	December 31,
For the years ended	2022	2021
Operating cash flows from operating leases	$538,909	$303,050
Cash paid for amounts included in the measurement of lease liabilities	$538,909	$303,050

Weighted-average remaining lease term—operating leases		9.1 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2023	$821,110
2024	893,761
2025	923,862
2026	919,143
2027	882,733
Thereafter	4,776,499
Total undiscounted cash flows	$9,217,108

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	9.1 Years
Weighted-average discount rate	7%
Present values	$6,720,570

Lease liabilities—current	458,803
Lease liabilities—long-term	6,261,767
Lease liabilities—total	$6,720,570

Difference between undiscounted and discounted cash flows	$2,496,538

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

12. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the year. The Company did not have any dilutive common shares for the years ended December 31, 2022 and 2021, respectively.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 up through the date the audited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended December 31, 2022.

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant	Previously filed
3.2	Bylaws of Registrant	Previously filed
3.3	Form of Amended and Restated Certificate of Incorporation of Registrant	Previously filed
4.1	Specimen Class A Common Stock Certificate	Previously filed
4.2	Form of Representative’s Warrant	Previously filed
10.1	Form of IPO Lock-Up Agreement	Previously filed
10.2	Form of Director and Officer Indemnity Agreement	Previously filed
10.3	Commercial Lease by and between Daniel D. Lim and Global JJ Group, Inc. dated November 1, 2015	Previously filed
10.4	Retail Center Lease Agreement by between the Source at Beach, LLC and Global JJ Group, Inc. dated May 1, 2015	Previously filed
10.5	Commercial Lease Agreement by and between Juan Caamano and Global AA Group, Inc. dated September 6, 2016	Previously filed
10.6	Shopping Center Lease by and between La Miranda Center, Inc. and Global DD Group, Inc. dated July 1, 2020	Previously filed
10.7	Retail Lease by and between Irvine Orchard Hills Retail, LLC and Yoshiharu Irvine dated December 30, 2020	Previously filed
10.8	Lease between Tarpon Property Ownership 2 LLC and Global BB Group, Inc. dated August 22, 2019	Previously filed
10.9	Shopping Center Lease by and between the Price Reit, Inc. and Global CC Group, Inc. dated March 2, 2021	Previously filed
10.10	Lease Agreement by and between SY Ventures V, LLC and Global AA Group, Inc.	Previously filed
10.11	Lease by and between Cerritos West Covenant Group LLC and Yoshiharu Cerritos dated March 2, 2021	Previously filed
10.12	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 23, 2021	Previously filed
10.13	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated July 23, 2021	Previously filed
10.14	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 5, 2021	Previously filed
10.15	Promissory Note, dated November 27, 2018, by and between Global AA Group, Inc., Global JJ Group, Inc. and Pacific City Bank.	Previously filed
10.16	Yoshiharu Global Co. 2022 Omnibus Equity Incentive Plan	Previously filed
10.17	Offer Letter from Registrant to Soojae Ryan Cho, dated May 23, 2022	Previously filed
10.18	Lease by and between Ocean Ranch II, LLC and Yoshiharu Global Co., dated July 18, 2022.	Previously filed
10.19	Shopping Center Lease by and between Center Pointe LLC and Yoshiharu Menifee, dated May 24, 2022.	Previously filed
10.20	Lease Agreement by and between California Property Owner I, LLC and Yoshiharu Clemente, dated May 31, 2022.	Previously filed
10.21	Employment Contract between James Chae and Yoshiharu Global Co., dated November 21, 2022	Filed herewith
21.1	Subsidiaries of the Registrant	Previously filed
24.1	Power of Attorney	Previously filed
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

EX-101.INS	Inline XBRL Taxonomy Instance Document*
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*
EX-101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
EX-101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
EX-101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Chae	Chairman of the Board of Directors, President, Chief
James Chae	Executive Officer and Principal Executive Officer	March 29, 2023

/s/ *	Chief Financial Officer, Treasurer and Secretary,	March 29, 2023
Soojae Ryan Cho	Principal Financial and Accounting Officer

/s/ *	Director	March 29, 2023
Jay Kim

/s/ *	Director	March 29, 2023
Helen Lee

/s/ *	Director	March 29, 2023
Yusil Yeo

*By:	/s/ James Chae
Name:	James Chae
Title:	Attorney-in-fact

56