Form 10-Q
period 2023-03-31
Yoshiharu Global Co.
filed 2023-05-10
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant has 11,940,000 shares of class A common stock outstanding, and 1,000,000 shares of class B common stock outstanding as of March 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations such as our ability to achieve in excess of 100% annual unit growth rate over the next three to five years, our hope to generate future comparable restaurant sales growth, our plan to drive high profitability, and our intention to heighten brand awareness are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	March 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$4,214,120	$6,509,121
Inventories	54,562	60,899
Total current assets	4,268,682	6,570,020

Non-Current Assets:
Property and equipment, net	3,969,142	3,158,428
Operating lease right-of-use asset	5,840,782	5,980,888
Other assets	1,017,462	308,353
Total non-current assets	10,827,386	9,447,669

Total assets	$15,096,068	$16,017,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$739,982	$744,101
Line of credit	800,000	300,000
Current portion of operating lease liabilities	518,574	458,803
Current portion of bank notes payables	270,690	265,943
Current portion of loan payable, EIDL	10,892	39,652
Due to related party	16,967	172,720
Other payables	70,173	5,915

Total current liabilities	2,427,278	1,987,134
Operating lease liabilities, less current portion	6,107,693	6,261,767
Bank notes payables, less current portion	964,699	1,020,143
Restaurant revitalization fund	700,454	700,454
Loan payable, EIDL, less current portion	402,590	410,348
Total liabilities	10,602,714	10,379,846

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 11,940,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,194	1,194
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 1,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	100	100
Additional paid-in capital	11,936,958	11,936,958
Accumulated deficit	(7,444,898)	(6,300,409)
Total stockholders’ equity	4,493,354	5,637,843

Total liabilities and stockholders’ equity	$15,096,068	$16,017,689

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022

Revenue:
Food and beverage	$2,479,574	$2,036,430
Total revenue	2,479,574	2,036,430

Restaurant operating expenses:
Food, beverages and supplies	651,446	489,556
Labor	1,138,067	1,085,426
Rent and utilities	298,463	291,769
Delivery and service fees	147,837	137,338
Depreciation	128,270	385,117
Total restaurant operating expenses	2,364,083	2,389,204

Net operating restaurant operating income (loss)	115,491	(352,774)

Operating expenses:
General and administrative	1,060,453	369,745
Related party compensation	112,048	-
Advertising and marketing	26,342	35,666
Total operating expenses	1,198,843	405,411

Loss from operations	(1,083,352)	(758,185)

Other income (expense):
PPP loan forgiveness	-	385,900
Other income	-	2,100
Interest	(61,137)	(23,609)
Total other income (expense), net	(61,137)	364,393

Income (loss) before income taxes	(1,144,489)	(393,792)

Income tax provision	-	-

Net income (loss)	$(1,144,489)	$(393,792)

Income (loss) per share:
Basic and diluted	(0.10)	(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	11,362,736	9,450,900

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional	Stock		Total
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	11,940,900	$1,194	1,000,000	$100	$11,936,958	$-	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	-	(1,144,489)	(1,144,489)

Balance at March 31, 2023 (unaudited)	9,450,900	$1,194	1,000,000	$100	$11,936,958	$-	$(7,444,898)	$4,493,354

					Additional	Stock		Total
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2021	9,450,900	$946	-	$-	$553,456	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	-	(393,792)	(393,792)

Balance at March 31, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,206,834)	$(2,652,432)

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,144,489)	$(393,792)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,270	385,117
PPP loan forgiveness	-	(385,900)
Changes in assets and liabilities:
Inventories	6,337	1,128
Other assets	(709,109)	(15,874)
Accounts payable and accrued expenses	41,684	(99,545)
Due to related party	(155,753)	67,706
Other payables	64,258	65,700
Net cash used in operating activities	(1,768,802)	(375,460)

Cash flows from investing activities:
Purchases of property and equipment	(938,984)	(188,829)
Net cash used in investing activities	(938,984)	(188,829)

Cash flows from financing activities:
Advance from line of credit	500,000	-
Proceeds from borrowings	-	140,000
Repayments on bank notes payables	(87,215)	(140,097)
Proceeds from sale of common shares	-	60,000
Net cash provided by financing activities	412,785	59,903

Net decrease in cash	(2,295,001)	(504,386)

Cash – beginning of period	6,509,121	1,087,102

Cash – end of period	$4,214,120	$582,716

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$-	$385,900

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$61,137	$23,607
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

YOSHIHARU GLOBAL CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu did not have significant transactions since formation. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store to be opened in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store to be opened in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.
Yoshiharu Cypress (“YCP”)	January 26, 2023	Ramen store to be opened in Cypress, California.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $26,342 and $35,666 for the three months period ended March 31, 2023 and 2022, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of March 31, 2023.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022

Leasehold Improvement	$3,929,160	$3,533,609
Furniture and equipment	875,614	639,424
Vehicle	469,064	161,821

Total property and equipment	5,273,838	4,334,854
Accumulated depreciation	(1,034,696)	(1,176,426)

Total property and equipment, net	$3,969,142	$3,158,428

Total depreciation was $128,270 and $658,371 for the three month period ended March 31, 2023 and for the year ended December 31, 2022, respectively.

4. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2023 and it is management’s intention to renew the facility. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At March 31, 2023 and December 31,2022, the outstanding balance was $800,000 and $300,000, respectively.

5. BANK NOTES PAYABLES

	March 31,	December 31,
	2023	2022

September 22, 2017 ($250,000) - AA	$135,789	$141,684
November 27, 2018 ($780,000) - JJ	414,621	441,735
February 13, 2020 ($255,000) - CC	191,089	197,700
September 14, 2021 ($197,000) - CC	134,681	138,778
September 15, 2021 ($199,000) - DD	175,467	178,905
April 22, 2022 ($195,000) - Cerritos	183,742	187,284

Total bank notes payables	1,235,389	1,286,086

Less - current portion	(270,690)	(265,943)
Total bank notes payables, less current portion	$964,699	$1,020,143

The following table provides future minimum payments as of March 31, 2023:

For the years ended	Amount
2023 (remaining nine months)	$203,018
2024	270,690
2025	257,733
2026	115,207
2027	107,664
Thereafter	281,077

Total	$1,235,389

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. As of March 31, 2023 and December 31, 2022, the balance of the loan is $135,789 and $141,684, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BANK NOTES PAYABLES (Continued)

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,092.90 per month which includes principal and interest with an interest rate of 10.00% per year. The balance of principal and interest is payable on September 22, 2027.

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2023 and December 31, 2022, the balance of the loan is $414,621and $441,735, respectively.

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

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2023 and December 31, 2022, the balance of the loan is $191,089 and $197,700, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,174.86 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on February 13, 2030.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2023 and December 31, 2022, the balance of the loan is $134,681 and $138,778, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,382.96 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on September 14, 2031.

As of March 31, 2023, the CC has received $159,000 of the $197,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BANK NOTES PAYABLES (Continued)

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. As of March 31, 2023 and December 31, 2022, the balance of the loan is $175,467 and $178,905, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,501.51 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on September 15, 2031.

As of March 31, 2023, DD has received $197,000 of the $199,000.

April 22, 2022– $195,000 – Yoshiharu Cerritos

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2023 and December 31, 2022, the balance of the loan is $183,742 and $187,284, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,500.91 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on April 22, 2032.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. LOAN PAYABLES, PPP

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	March 31,	December 31,
	2023	2022

June 13, 2020 ($150,000 - EIDL ) - AA	$137,992	$150,000
June 13, 2020 ($150,000 - EIDL ) - BB	137,992	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	137,992	150,000

Total loans payables, EIDL	413,482	450,000

Less - current portion	(10,892)	(39,652)

Total loans payables, EIDL, less current portion	$402,590	$410,348

The following table provides future minimum payments as of March 31, 2023:

For the years ended	Amount
2023 (remaining nine months)	$7,013
2024	15,516
2025	15,516
2026	15,516
2027	15,516
Thereafter	344,405

Total	$413,482

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

As of March 31, 2023 and December 31, 2022, the balance of the loan is $137,992 and $150,000, respectively.

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

As of March 31, 2023 and December 31, 2022, the balance of the loan is $137,992 and $150,000, respectively.

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

As of March 31, 2023 and December 31, 2022, the balance of the loan is $137,498 and $150,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. RESTAURANT REVITALIZATION FUND

	March 31,	December 31,
	2023	2022

June 1, 2021 (700,454 - Restaurant Revitalization Fund) - JJ	$700,454	$700,454

Total restaurant revitalization fund	$700,454	$700,454

Less - current portion	-	-

Total restaurant revitalization fund, less current portion	$700,454	$700,454

The following table provides future minimum payments as of March 31, 2023:

For the years ended	Amount
2023 (remaining nine months)	$-
2024	700,454
2025	-
2026	-
2027	-
Thereafter	-

Total	$700,454

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

As of March 31, 2023, none of the notes payables, loans payables, and RRF loan noted above are in default.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of March 31, 2023 and December 31, 2022, the balance was $16,967 and $172,720, respectively.

●	Related party compensation - For the three months ended March 31, 2023 and 2022, the compensation to James Chae was $112,048 and $0, respectively.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

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

In accordance with ASC 842, the components of lease expense were as follows:

	March 31,
For the three months ended	2023	2022
Operating lease expense	$231,970	$143,561
Total lease expense	$231,970	$143,561

In accordance with ASC 842, other information related to leases was as follows:

For the three months ended	2023	2022
Operating cash flows from operating leases	$178,693	$113,574
Cash paid for amounts included in the measurement of lease liabilities	$178,693	$113,574

Weighted-average remaining lease term—operating leases		8.7 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2023 (remaining nine months)	$647,615
2024	893,761
2025	923,862
2026	919,143
2027	882,733
Thereafter	4,294,398
Total undiscounted cash flows	$8,561,512

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	8.7 Years
Weighted-average discount rate	7%
Present values	$6,626,267

Lease liabilities—current	518,574
Lease liabilities—long-term	6,107,693
Lease liabilities—total	$6,626,267

Difference between undiscounted and discounted cash flows	$1,935,245

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ EQUITY

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

12. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended March 31, 2023 and 2022.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the three-month period ended March 31, 2023 .

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 8 restaurant stores with an additional 5 new restaurant stores under construction/development as of March 31, 2023.

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

We operate in a large and rapidly growing market. We believe the consumer appetite for Asian cuisine is widespread across many demographics and grants us the opportunity to expand in both existing and new U.S. markets, as well as internationally.

Our Growth Strategies

Pursue New Restaurant Development.

We have pursued a disciplined new corporate owned growth strategy. Having expanded our concept and operating model across varying restaurant sizes and geographies, we plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies. While we currently aim to achieve in excess of 100% annual unit growth rate over the next three to five years, we cannot predict the time period of which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including but not limited to landlord delays; competition in existing and new markets, including competition for restaurant sites; and the lack of development and overall decrease in commercial real estate due to macroeconomic decline. We believe there is a significant opportunity to employ this strategy to open additional restaurants in our existing markets and in new markets with similar demographics and retail environments.

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept. In addition to the strategies stated above, we expect to initiate sales of franchises in 2023.

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

Heighten Brand Awareness.

We intend to continue to pursue targeted local marketing efforts and plan to increase our investment in advertising. We also are exploring the development of instant ramen noodles which we would distribute through retail channels. We intend to explore partnerships with grocery retailers to provide small-format Yoshiharu kiosks in stores to promote a limited selection of Yoshiharu cuisine.

Experienced Management Team Dedicated to Growth.

Our team is led by experienced and passionate senior management who are committed to our mission. We are led by our Chief Executive Officer, James Chae. Mr. Chae founded Yoshiharu in 2016 and leads a team of talented professionals with deep financial, operational, culinary, and real estate experience.

Appointment of New Director

On February 17, 2023, the Company accepted independent director Helen Lee’s formal resignation, effective immediately. Ms. Lee’s decision to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices (financial or otherwise). She was replaced on the same day by Ms. Harinne Kim who will fill her vacancy with a term expiring at our annual meeting of stockholders in 2023 or until her successor is duly elected and qualified or until her earlier resignation, removal or death.

Components of Our Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants. Restaurant sales in a given period are directly impacted by the number of restaurants we operate and comparable restaurant sales growth.

Food and beverage. Food and beverage costs are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and beverage costs include seasonality and restaurant-level management of food waste. Food and beverage costs are a substantial expense and are expected to grow proportionally as our sales grow.

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

Advertising and marketing expenses. Advertising and marketing expenses include expenses associated with marketing campaigns and periodic advertising. Advertising and marketing expenses are expected to grow leading up to the planned openings of restaurant locations and is expected to stabilize as an average by location as our sales grow.

Interest expense. Interest expense includes non-cash charges related to our capital lease obligations and bank notes payable.

Income tax provision (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

Three and three months ended March 31, 2023 Compared to three and three months ended March 31, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three and three months ended March 31, 2023 compared to three and three months ended March 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three months ended March 31,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$2,479,574	$2,036,430	$443,144	21.8%
Restaurant operating expenses:
Food, beverages and supplies	651,446	489,556	132,227	27.0%
Labor	1,138,067	1,085,426	52,641	4.8%
Rent and utilities	298,463	291,767	6,696	2.3%
Delivery and service fees	147,837	137,338	10,499	7.6%
Depreciation	128,270	385,117	(256,847)	-66.7%
Total restaurant operating expenses	2,364,083	2,389,204	(25,121)	-1.1%
Net restaurant operating income (loss)	115,491	(352,774)	468,265	-132.7%
General and administrative	1,060,453	369,745	690,708	186.8%
Compensation to related party	112,048	-	112,048	N/A
Advertising and marketing	26,342	35,666	(9,324)	-26.1%
Total operating expenses	1,198,843	405,411	793,432	195.7%
Loss from operations	(1,083,352)	(758,185)	(325,167)	42.9%
Other income (expense):
PPP loan forgiveness	-	385,900	(385,900)	-100.0%
Other income	-	2,100	(2,100)	-100.0%
Interest	(61,137)	(23,607)	(37,530)	159.0%
Income (loss) before income taxes	(1,144,489)	(393,792)	(750,697)	190.6%
Income tax provision	-	-	-	N/A
Net income (loss)	$(1,144,489)	$(393,792)	$(750,697)	190.6%

	Three months ended March 31,
	2023	2022
	(as a percentage of revenues)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	26.3%	24.0%
Labor	45.9%	53.3%
Rent and utilities	12.0%	14.3%
Delivery and service fees	6.0%	6.7%
Depreciation	5.2%	18.9%
Total restaurant operating expenses	95.3%	117.3%
Net operating restaurant operating income (loss)	4.7%	-17.3%
General and administrative	42.8%	18.2%
Compensation to related party	4.5%	0.0%
Advertising and marketing	1.1%	1.8%
Total operating expenses	48.3%	19.9%
Income (loss) from operations	-43.7%	-37.2%
Other income (expense):
PPP loan forgiveness	0.0%	18.9%
Other income	0.0%	0.1%
Interest	-2.5%	-1.2%
Income (loss) before income taxes	-46.2%	-19.3%
Income tax provision	0.0%	0.0%
Net income (loss)	-46.2%	-19.3%

Revenues. Revenues were $2.5 million for the three months ended March 31, 2023 compared to $2.0 million for the three months ended March 31, 2022, representing an increase of approximately $0.5 million, or 21.8%. The increase in sales for the three-month period was partially driven by $0.2 million in sales for the period from one new restaurant opened in July 2022. The remainder of the increase of $0.3 million can be attributed to the increase in sales from the existing restaurants. The seven restaurant locations that were open through all of 2022 each experienced consistent sales growth in the current year. Combined average monthly sales for these locations increased 12% for the three-month period ended March 31, 2023 from the comparable period in the prior year.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $651,000 for the three months ended March 31, 2023 compared to $490,000 for the three months ended March 31, 2022, representing an increase of approximately $161,000, or 33.1%. The increase in costs for the three-month period was primarily driven by increases in revenues from the new restaurant opened. As a percentage of sales, food, beverage and supply costs increased to 26.3% in the three months ended March 31, 2023 compared to 24.0% in the three months ended March 31, 2022. The increase in costs as a percentage of sales was primarily driven by the increases in general prices of ingredients.

Labor. Labor and related costs were approximately $1,138,000 for the three months ended March 31, 2023 compared to $1,085,000 for the three months ended March 31, 2022, representing an increase of approximately $53,000, or 4.8%. The increase in costs was largely driven by additional labor costs incurred with respect to a new restaurant opened. As a percentage of sales, labor and related costs decreased to 45.9% in the three months ended March 31, 2023 compared to 53.3% in the three months ended March 31, 2022. The decrease in costs as a percentage of sales was primarily driven by the management efforts to improve the efficiency of employees at the restaurant level, which has been supported by the back office managers.

Rent and utilities. Rent and utilities expenses were approximately $298,000 for the three months ended March 31, 2023 compared to $292,000 for the three months ended March 31, 2022, representing an increase of approximately $6,000, or 2.3%. The increase was primarily a result of additional occupancy expenses incurred with respect to a new restaurant opened. As a percentage of sales, rent and utilities expenses decreased to 12.0% in the three months ended March 31, 2023, compared to 14.3% for the three months ended March 31, 2022. The decrease in costs as a percentage of sales was primarily driven by the increases in sales volume from both existing restaurants and a new location.

Delivery and service fees. Delivery and service fees incurred were approximately $148,000 for the three months ended March 31, 2023 compared to $137,000 for the three months ended March 31, 2022, representing an increase of approximately $11,000 or 7.6%, primarily due to an increase in food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees ratio for the three months ended March 31, 2023 was comparable to the ratio in the prior year due to comparable sales mix between the in-dining and take-out.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $128,000 for the three months ended March 31, 2023 compared to $385,000 for the three months ended March 31, 2022, representing a decrease of approximately $257,000, or 66.7%. The decrease was primarily due to the changes in estimated depreciable lives for existing restaurants during the three months ended March 31, 2022. As a result, the depreciation and amortization expenses as a percentage of sales decreased to 5.2% for the three months ended March 31, 2023 compared to 18.9% for the comparable period in the prior year.

General and administrative expenses. General and administrative expenses were approximately $1.1 million for the three months ended March 31, 2023 compared to $0.4 million for the three months ended March 31, 2022, representing an increase of approximately $0.7 million or 186.8%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, and the construction/development of new restaurants. As a percentage of sales, general and administrative expenses increased to 42.8% in the three months ended March 31, 2023 from 18.2% in the three months ended March 31, 2022, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales.

Related party compensation: Compensation to James Chae was approximately $112,000 for the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022, representing an increase of approximately $112,000. The employment contract was made with James Chae in November 2022 for the management of the Company. As a percentage of sales, related party compensation was 4.5% in the three months ended March 31, 2023.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three months ended March 31,
	2023	2022

Net loss, as reported	$(1,144,489)	$(393,792)
Interest, net	61,137	23,609
Depreciation and amortization	128,270	385,117
EBITDA	(955,082)	14,934
PPP loan forgiveness (a)	-	(385,900)
Restaurants opening costs (b)	233,546	-
Adjusted EBITDA	$(721,236)	$(370,966)

(a)	Represents income recorded upon the forgiveness of payroll protection loans from the SBA.
(b)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years ended March 31, 2023 and March 31, 2022:

	Three months ended March 31,
	2023	2022

Net restaurant operating income, as reported	$115,491	$(352,774)
Depreciation and amortization	128,270	385,117
Restaurant-level Contribution	$243,761	$32,343
Operating profit margin	4.7%	-17.3%
Restaurant-level Contribution Margin (a)	9.8%	1.6%

(a) Represents restaurant-level contribution divided by revenue.

Average Unit Volumes (AUVs)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 3 months or longer at the end of the period presented. AUVs are calculated by dividing (x) annual sales for the year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire year presented (such as a restaurant closed for renovation) to annualize sales for such period of time. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUVs for the three months ended March 31, 2023 and March 31, 2022, respectively:

	Three months ended March 31,
	2023	2022

Average Unit Volumes	$1,239,787	$1,163,674

Comparable Restaurant Sales Growth

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least 3 months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

●	consumer recognition of our brand and our ability to respond to changing consumer preferences;

●	overall economic trends, particularly those related to consumer spending;

●	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

●	pricing;

●	guest traffic;

●	per-guest spend and average check;

●	marketing and promotional efforts;

●	local competition; and

●	opening of new restaurants in the vicinity of existing locations.

The following table shows the comparable restaurant sales growth for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31,
	2023	2022

Comparable restaurant sales growth (%)	12.1%	41.9%
Comparable restaurant base	7	5

Number of Restaurant Openings

The following table shows the growth in our restaurant base for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31,
	2023	2022

Restaurant activity:
Beginning of period	8	6
Openings	-	1
Closing	-	-
End of period	8	7

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

We believe that the expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

Statement of Cash Flow Data:
Net cash used in operating activities	$(1,768,802)	$(375,460)
Net cash used in investing activities	(938,984)	(188,829)
Net cash provided by financing activities	412,785	59,903

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2023 was $1,768,802, which resulted from net loss of $1,144,489, non-cash charges of $128,270 for depreciation and amortization and net cash outflows of $752,583 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expenses. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other assets by $709,109 and a payment to related party of $155,753, which was offset by decreases in inventory and increases in other liabilities of $112,279. The increase in other assets of $709,109 primarily consists of a payment of $294,276 in escrow to purchase a restaurant in Southern California and an investment of $300,000 in a financial company for a fixed interest income.

Net cash used in operating activities during the three months ended March 31, 2022 was $375,460, which resulted from net loss of $393,792, non-cash charges of $385,117 for depreciation and amortization, PPP loan forgiveness of $385,900, and the net cash inflows of $19,115 from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $67,706 in due to related party, $65,700 in other payables and a decrease of $1,128 in inventories, partially offset by an increase of $15,874 in other assets a decrease of $99,545 in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 and 2022 was $938,984 and $188,829, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was $412,785 due to $500,000 cash received through line of credit, offset by $87,215 of repayment of bank borrowings.

Net cash provided by financing activities during the three months ended March 31, 2022 was $59,903, due to $60,000 of cash collected from the sales of common stock in 2021, offset by $97 of net repayment of borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 31, 2023, as well as our long-term obligations:

	Payments due by period as of March 31, 2023
	Total	2023 (remaining nine months)	2024-2025	2026-2027	Thereafter
Capital lease payments	$8,561,512	$647,615	$1,817,623	$1,801,876	$4,294,398
Bank note payables	1,235,389	203,018	528,423	222,871	281,077
EIDL loan payables	413,482	7,013	31,032	31,032	344,405
Restaurant revitalization fund loan payable	700,454	-	700,454	-	-
Total contractual obligations	$10,910,837	$683,821	$2,107,197	$1,191,109	$1,741,622

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

Off Balance Sheet Arrangements

As of March 31, 2023, we did not have any material off-balance sheet arrangements.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference :

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to Quarterly report on Form 10-Q filed on November 14, 2022)
10.1	Form of IPO Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 31, 2022)
10.2	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
10.3	Lease agreement by and between SVAP II Chapman, LLC and Yoshiharu Garden Grove, dated as of July 15, 2022 (incorporated by reference to Exhibit 10.3 to Quarterly report on Form 10-Q filed on November 14, 2022)
10.4	Lease by and between Ocean Ranch II, LLC and Yoshiharu Global Co., dated July 18, 2022 (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022)
17.1	Resignation Letter of Helen Lee
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ James Chae	Chief Executive Officer (Principal Executive Officer)	May 10, 2023
James Chae

/s/ Soojae Ryan Cho	Chief Financial Officer	May 10, 2023
(Principal Financial and Accounting Officer)

