Form 10-Q
period 2023-06-30
Yoshiharu Global Co.
filed 2023-08-14
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant has 11,940,000 shares of class A common stock outstanding, and 1,000,000 shares of class B common stock outstanding as of June 30, 2023.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2023. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	June 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$3,350,437	$6,509,121
Inventories	51,061	60,899
Total current assets	3,401,498	6,570,020

Non-Current Assets:
Property and equipment, net	3,956,458	3,158,428
Operating lease right-of-use asset	5,711,967	5,980,888
Other assets	958,868	308,353
Total non-current assets	10,627,293	9,447,669

Total assets	$14,028,791	$16,017,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$583,002	$744,101
Line of credit	800,000	300,000
Current portion of operating lease liabilities	542,150	458,803
Current portion of bank notes payables	151,249	265,943
Current portion of loan payable, EIDL	18,650	39,652
Due to related party	231,491	172,720
Other payables	65,700	5,915

Total current liabilities	2,392,242	1,987,134
Operating lease liabilities, less current portion	5,965,710	6,261,767
Bank notes payables, less current portion	1,082,547	1,020,143
Restaurant revitalization fund	700,454	700,454
Loan payable, EIDL, less current portion	414,013	410,348
Total liabilities	10,554,966	10,379,846

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 11,940,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,194	1,194
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 1,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	100	100
Additional paid-in capital	11,936,958	11,936,958
Accumulated deficit	(8,464,427)	(6,300,409)
Total stockholders’ equity	3,473,825	5,637,843

Total liabilities and stockholders’ equity	$14,028,791	$16,017,689

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Six Months Ended June 30,
	2023	2022

Revenue:
Food and beverage	$4,689,043	$3,973,690
Total revenue	4,689,043	3,973,690

Restaurant operating expenses:
Food, beverages and supplies	1,229,341	1,036,754
Labor	2,003,481	1,808,241
Rent and utilities	555,376	514,424
Delivery and service fees	284,950	257,249
Depreciation	251,687	464,873
Total restaurant operating expenses	4,324,835	4,081,541

Net operating restaurant operating income (loss)	364,208	(107,851)

Operating expenses:
General and administrative	2,222,346	1,036,147
Related party compensation	123,432	-
Advertising and marketing	52,542	40,583
Total operating expenses	2,398,320	1,076,730

Loss from operations	(2,034,112)	(1,184,581)

Other income (expense):
PPP loan forgiveness	-	385,900
Gain on disposal of fixed asset	8,920	-
Other income	6,990	6,301
Interest	(138,828)	(40,994)
Total other income (expense), net	(122,918)	351,207

Loss before income taxes	(2,157,030)	(833,374)

Income tax provision	6,988	7,040

Net loss	$(2,164,018)	$(840,414)

Loss per share:
Basic and diluted	(0.18)	(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	12,232,621	9,450,900

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional	Stock		Total
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	11,940,900	$1,194	1,000,000	$100	$11,936,958	$-	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	-	(2,164,018)	(2,164,018)

Balance at June 30, 2023 (unaudited)	9,450,900	$1,194	1,000,000	$100	$11,936,958	$-	$(8,464,427)	$3,473,825

					Additional	Stock		Total
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2021	9,450,900	$946	-	$-	$553,456	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	-	(840,414)	(840,414)

Balance at June 30, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,563,456)	$(3,099,054)

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,164,018)	$(840,414)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	251,687	464,873
Gain on disposal of fixed asset	(8,920)
PPP loan forgiveness	-	(385,900)
Changes in assets and liabilities:
Inventories	9,838	(4,571)
Other assets	(650,515)	(53,189)
Accounts payable and accrued expenses	(104,888)	(97,729)
Due to related party	58,771	34,220
Other payables	59,785	-
Net cash used in operating activities	(2,548,260)	(882,710)

Cash flows from investing activities:
Purchases of property and equipment	(1,040,797)	(288,829)
Net cash used in investing activities	(1,040,797)	(288,829)

Cash flows from financing activities:
Advance from line of credit	500,000	-
Proceeds from borrowings	-	140,000
Repayments on bank notes payables	(69,627)	(87,026)
Proceeds from sale of common shares	-	60,000
Net cash provided by financing activities	430,373	112,974

Net decrease in cash	(3,158,684)	(1,058,565)

Cash – beginning of period	6,509,121	1,087,102

Cash – end of period	$3,350,437	$28,537

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$-	$385,900

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$138,828	$40,994
Income taxes	$6,988	$7,040

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $52,542 and $40,583 for the six months period ended June 30, 2023 and 2022, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Segment Reporting

ASC 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how executive decision makers internally evaluate separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of operating its stores.

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

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of June 30, 2023.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022

Leasehold Improvement	$4,145,473	$3,533,609
Furniture and equipment	774,614	639,424
Vehicle	438,521	161,821

Total property and equipment	5,358,608	4,334,854
Accumulated depreciation	(1,402,150)	(1,176,426)

Total property and equipment, net	$3,956,458	$3,158,428

Total depreciation was $251,687 and $658,371 for the six-month period ended June 30, 2023 and for the year ended December 31, 2022, respectively.

4. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2023 and it is management’s intention to renew the facility. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At June 30, 2023 and December 31,2022, the outstanding balance was $800,000 and $300,000, respectively.

5. BANK NOTES PAYABLES

	June 30,	December 31,
	2023	2022

September 22, 2017 ($250,000) - AA	$135,789	$141,684
November 27, 2018 ($780,000) - JJ	414,621	441,735
February 13, 2020 ($255,000) - CC	191,089	197,700
September 14, 2021 ($197,000) - CC	134,681	138,778
September 15, 2021 ($199,000) - DD	175,467	178,905
April 22, 2022 ($195,000) - Cerritos	183,742	187,284
May 22, 2023 ($138,000) - BB	132,960	-
May 22, 2023 ($196,000) - CC	188,802	-
May 22, 2023 ($178,000) - DD	172,601	-
Total bank notes payables	1,233,796	1,286,086

Less - current portion	(151,249)	(265,943)
Total bank notes payables, less current portion	$1,082,547	$1,020,143

The following table provides future minimum payments as of June 30, 2023:

For the years ended	Amount
2023 (remaining six months)	$151,249
2024	302,496
2025	289,138
2026	142,202
2027	142,202
Thereafter	206,509

Total	$1,233,796

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global BB Group, Inc. As of June 30, 2023 and December 31, 2022, the balance of the loan is zero and $141,684, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2023 and December 31, 2022, the balance of the loan is $387,377 and $441,735, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $12,522.31 per month which includes principal and interest with an interest rate of 10.00% per year. The balance of principal and interest is payable on December 1, 2025.

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global CC Group, Inc. As of June 30, 2023 and December 31, 2022, the balance of the loan is zero and $197,700, respectively.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2023 and December 31, 2022, the balance of the loan is $171,263 and $138,778, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,524.11 per month which includes principal and interest with an initial interest rate of 10.00%. The balance of principal and interest is payable on September 14, 2031.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global DD Group, Inc. As of June 30, 2023 and December 31, 2022, the balance of the loan is zero and $178,905, respectively.

April 22, 2022– $195,000 – Yoshiharu Cerritos

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2023 and December 31, 2022, the balance of the loan is $180,793 and $187,284, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,548.87 per month which includes principal and interest with an initial interest rate of 10.00%. The balance of principal and interest is payable on April 22, 2032.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of June 30, 2023, the balance of the loan is $132,960.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,877.19 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on April 22, 2028.

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of June 30, 2023, the balance of the loan is $188,802.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,085.57 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on April 22, 2028.

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of June 30, 2023, the balance of the loan is $132,960.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,734.98 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on April 22, 2028.

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	June 30,	December 31,
	2023	2022

June 13, 2020 ($150,000 - EIDL ) - AA	$144,671	$150,000
June 13, 2020 ($150,000 - EIDL ) - BB	143,783	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	144,209	150,000

Total loans payables, EIDL	432,663	450,000

Less - current portion	(18,650)	(39,652)

Total loans payables, EIDL, less current portion	$414,013	$410,348

The following table provides future minimum payments as of June 30, 2023:

For the years ended	Amount
2023 (remaining six months)	$10,892
2024	15,516
2025	15,516
2026	15,516
2027	15,516
Thereafter	359,707

Total	$432,663

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

As of June 30, 2023 and December 31, 2022, the balance of the loan is $144,671 and $150,000, respectively.

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

As of June 30, 2023 and December 31, 2022, the balance of the loan is $143,783 and $150,000, respectively

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

As of June 30, 2023 and December 31, 2022, the balance of the loan is $144,209 and $150,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. RESTAURANT REVITALIZATION FUND

	June 30,	December 31,
	2023	2022

June 1, 2021 (700,454 - Restaurant Revitalization Fund) - JJ	$700,454	$700,454

Total restaurant revitalization fund	$700,454	$700,454

Less - current portion	-	-

Total restaurant revitalization fund, less current portion	$700,454	$700,454

The following table provides future minimum payments as of June 30, 2023:

For the years ended	Amount
2023 (remaining six months)	$-
2024	700,454
2025	-
2026	-
2027	-
Thereafter	-

Total	$700,454

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

As of June 30, 2023, none of the notes payables, loans payables, and RRF loan noted above are in default.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of June 30, 2023 and December 31, 2022, the balance was $231,491 and $172,720, respectively.

●	Related party compensation - For the six months ended June 30, 2023 and 2022, the compensation to James Chae was $123,432 and $0, respectively.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

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

In accordance with ASC 842, the components of lease expense were as follows:

	June 30,
For the six months ended	2023	2022
Operating lease expense	$457,959	$299,554
Total lease expense	$457,959	$299,554

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended	2023	2022
Operating cash flows from operating leases	$389,270	$234,081
Cash paid for amounts included in the measurement of lease liabilities	$389,270	$234,081

Weighted-average remaining lease term—operating leases		8.5 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2023 (remaining six months)	$437,037
2024	893,761
2025	923,862
2026	919,143
2027	882,733
Thereafter	4,294,398
Total undiscounted cash flows	$8,350,934

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	8.5 Years
Weighted-average discount rate	7%
Present values	$6,507,860

Lease liabilities—current	542,150
Lease liabilities—long-term	5,965,710
Lease liabilities—total	$6,507,860

Difference between undiscounted and discounted cash flows	$1,843,074

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

12. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended June 30, 2023 and 2022.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six-month period ended June 30, 2023.

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 8 restaurant stores with an additional 5 new restaurant stores under construction/development as of June 30, 2023.

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

Results of Operations

Three and six months ended June 30, 2023 Compared to three and six months ended June 30, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Six months ended June 30,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$4,689,043	$3,973,690	$715,353	18.0%
Restaurant operating expenses:
Food, beverages and supplies	1,229,341	1,036,754	192,587	18.6%
Labor	2,003,481	1,808,241	195,240	10.8%
Rent and utilities	555,376	514,424	40,952	8.0%
Delivery and service fees	284,950	257,249	27,701	10.8%
Depreciation	251,687	464,873	(213,186)	-45.9%
Total restaurant operating expenses	4,324,835	4,081,541	243,294	6.0%
Net restaurant operating income (loss)	364,208	(107,851)	472,059	-437.7%
General and administrative	2,222,346	1,036,147	1,186,199	114.5%
Compensation to related party	123,432	-	123,432	N/A
Advertising and marketing	52,542	40,583	11,959	29.5%
Total operating expenses	2,398,320	1,076,730	1,321,590	122.7%
Loss from operations	(2,034,112)	(1,184,581)	(849,531)	71.7%
Other income (expense):
PPP loan forgiveness	-	385,900	(385,900)	-100.0%
Gain on disposal of fixed asset	8,920	-
Other income	6,990	6,301	689	10.9%
Interest	(138,828)	(40,994)	(97,834)	238.7%
Loss before income taxes	(2,157,030)	(833,374)	(1,323,656)	158.8%
Income tax provision	6,988	7,040	(52)	-0.7%
Net loss	$(2,164,018)	$(840,414)	$(1,323,604)	157.5%

	Three months ended June 30,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$2,209,469	$1,937,260	$272,209	14.1%
Restaurant operating expenses:
Food, beverages and supplies	577,895	547,198	30,697	5.6%
Labor	865,414	722,815	142,599	19.7%
Rent and utilities	256,913	222,657	34,256	15.4%
Delivery and service fees	137,113	119,911	17,202	14.3%
Depreciation	123,417	79,756	43,661	54.7%
Total restaurant operating expenses	1,960,752	1,692,337	268,415	15.9%
Net restaurant operating income (loss)	248,717	244,923	3,794	1.5%
General and administrative	1,161,893	666,402	495,491	74.4%
Compensation to related party	11,384	-	11,384	N/A
Advertising and marketing	26,200	4,917	21,283	432.8%
Total operating expenses	1,199,477	671,319	528,158	78.7%
Loss from operations	(950,760)	(426,396)	(524,364)	123.0%
Other income (expense):
PPP loan forgiveness	-	-	-	N/A
Gain on disposal of fixed asset	8,920	-	8,920	N/A
Other income	6,990	4,201	2,789	66.4%
Interest	(76,718)	(17,387)	(59,331)	341.2%
Loss before income taxes	(1,011,568)	(439,582)	(571,986)	130.1%
Income tax provision	6,988	7,040	(52)	-0.7%
Net loss	$(1,018,556)	$(446,622)	$(571,934)	128.1%

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	(as a percentage of revenues)		(as a percentage of revenues)
Revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	26.2%	26.1%	26.2%	28.2%
Labor	42.7%	45.5%	39.2%	37.3%
Rent and utilities	11.8%	12.9%	11.6%	11.5%
Delivery and service fees	6.1%	6.5%	6.2%	6.2%
Depreciation	5.4%	11.7%	5.6%	4.1%
Total restaurant operating expenses	92.2%	102.7%	88.7%	87.4%
Net operating restaurant operating income (loss)	7.8%	-2.7%	11.3%	12.6%
General and administrative	47.4%	26.1%	52.6%	34.4%
Compensation to related party	2.6%	0.0%	0.5%	0.0%
Advertising and marketing	1.1%	1.0%	1.2%	0.3%
Total operating expenses	51.1%	27.1%	54.3%	34.7%
Loss from operations	-43.4%	-29.8%	-43.0%	-22.0%
Other income (expense):
PPP loan forgiveness	0.0%	9.7%	0.0%	0.0%
Gain on disposal of fixed asset	0.2%	0.0%	0.4%	0.0%
Other income	0.1%	0.2%	0.3%	0.2%
Interest	-3.0%	-1.0%	-3.5%	-0.9%
Loss before income taxes	-46.0%	-21.0%	-45.8%	-22.7%
Income tax provision	0.1%	0.2%	0.3%	0.4%
Net loss	-46.2%	-21.1%	-46.1%	-23.1%

Revenues. Revenues were $4.7 million for the six months ended June 30, 2023 compared to $4.0 million for the six months ended June 30, 2022, representing an increase of approximately $0.7 million, or 18.0%. The increase in sales for the six-month period was partially driven by $0.4 million in sales for the period from one new restaurant opened in July 2022. The remainder of the increase of $0.3 million can be attributed to the increase in sales from the existing restaurants. The seven restaurant locations that were open through all of 2022 experienced a sales growth in in general during the six months ended June 30, 2023. Combined average monthly sales for these locations increased by 9% for the six-month period ended June 30, 2023 from the comparable period in the prior year. Revenues were $2.2 million for the three months ended June 30, 2023 compared to $1.9 million for the three months ended June 30, 2022, representing an increase of approximately $0.3 million, or 14.1% primarily due to the one new restaurant opened in July 2022.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $1.2 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022, representing an increase of approximately $0.2 million, or 18.6%. The increase in costs for the six-month period was primarily driven by increases in revenues from the new restaurant opened. As a percentage of sales, food, beverage and supply costs were comparable during the six months ended June 30, 2023 and June 30, 2022. Food, beverage and supplies costs were approximately $578 thousand for the three months ended June 30, 2023 compared to $547 thousand for the three months ended June 30, 2022, representing a slight increase of approximately $31 thousand or 5.6%.

Labor. Labor and related costs were approximately $2.0 million for the six months ended June 30, 2023 compared to $1.8 million for the six months ended June 30, 2022, representing an increase of approximately $0.2 million, or 10.8%. The increase in costs was largely driven by additional labor costs incurred with respect to a new restaurant opened in July 2022. As a percentage of sales, labor and related costs decreased to 42.7% in the six months ended June 30 2023 compared to 45.5% in the six months ended June 30, 2022. The decrease in costs as a percentage of sales was primarily driven by management’s efforts to improve the efficiency of employees at the restaurant level, which has been supported by the back office managers. Labor and related costs were approximately $865 thousand for the three months ended June 30, 2023 compared to $723 thousand for the three months ended June 30, 2022, representing an increase of approximately $143 thousand, or 19.7%. The increase in costs was mainly due to the new restaurant that opened.

Rent and utilities. Rent and utilities expenses were approximately $555 thousand for the six months ended June 30, 2023 compared to $514 thousand for the six months ended June 30, 2022, representing an increase of approximately $41 thousand or 8.0%. The increase was primarily a result of additional occupancy expenses incurred with respect to a new restaurant opened. As a percentage of sales, rent and utilities expenses decreased to 11.8% in the six months ended June 30, 2023, compared to 12.9% for the six months ended June 30, 2022. The decrease in costs as a percentage of sales was primarily driven by the increases in sales volume from both existing restaurants and a new location. Rent and utilities expenses were approximately $257 thousand for the three months ended June 30, 2023 compared to $223 thousand for the three months ended June 30, 2022, representing an increase of approximately $34 thousand, or 15.4% due to the new restaurant opened in July 2022.

Delivery and service fees. Delivery and service fees incurred were approximately $285 thousand for the six months ended June 30, 2023 compared to $257 thousand for the six months ended June 30, 2022, representing an increase of approximately $28 thousand or 10.8%, primarily due to an increase in food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees ratio for the six months ended June 30, 2023 was comparable to the ratio in the prior year due to comparable sales mix between the in-dining and take-out. Delivery and service fees incurred were approximately $137 thousand the three months ended June 30, 2023 compared to $120 thousand for the three months ended June 30, 2022, representing an increase of approximately $17 thousand or 14.3% primarily due to an increase in food sales via delivery during the comparable period.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $252 thousand for the six months ended June 30, 2023 compared to $465 thousand for the six months ended June 30, 2022, representing a decrease of approximately $213 thousand, or 45.9%. The decrease was primarily due to the changes in estimated depreciable lives for existing restaurants during the six months ended June 30, 2022. As a result, the depreciation and amortization expenses as a percentage of sales decreased to 5.4% for the six months ended June 30, 2023 compared to 11.7% for the comparable period in the prior year. Depreciation and amortization expenses incurred were approximately $123 thousand for the three months ended June 30, 2023 compared to $80 thousand for the three months ended June 30, 2022, representing an increase of approximately $43 thousand or 54.7% due to the aforementioned reason.

General and administrative expenses. General and administrative expenses were approximately $2.2 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022, representing an increase of approximately $1.2 million or 114.5%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, and the construction/development of new restaurants. As a percentage of sales, general and administrative expenses increased to 47.4% in the six months ended June 30, 2023 from 26.1% in the six months ended June 30, 2022, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales. General and administrative expenses were approximately $1.2 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022, representing an increase of approximately $0.5 million or 74.4%. This increase in general and administrative expenses was due to the same reason aforementioned.

Related party compensation: Compensation to James Chae was approximately $123 thousand for the six months ended June 30, 2023 compared to $0 for the six months ended June 30, 2022, representing an increase of approximately $123,000. The employment contract was made with James Chae in November 2022 for the management of the Company. As a percentage of sales, related party compensation was 2.6% in the six months ended June 30, 2023. Compensation to James Chae was approximately $11 thousand for the three months ended June 30, 2023.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net loss, as reported	$(2,164,018)	$(840,414)	$(1,018,556)	$(446,622)
Interest, net	138,828	40,994	76,718	17,387
Taxes	6,988	7,040	6,988	7,040
Depreciation and amortization	251,687	464,873	123,417	79,756
EBITDA	(1,766,515)	(327,507)	(811,433)	(342,439)
PPP loan forgiveness (a)	-	(385,900)	-	-
Restaurants opening costs (b)	404,356	-	170,810	-
Gain on disposal of fixed asset	(8,920)	-	(8,920)	-
Adjusted EBITDA	$(1,371,079)	$(713,407)	$(649,543)	$(342,439)

(a)	Represents income recorded upon the forgiveness of payroll protection loans from the SBA.
(b)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the six months and three months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net restaurant operating income (loss), as reported	$364,208	$(107,851)	$248,717	$244,923
Depreciation and amortization	251,687	464,873	123,417	79,756
Restaurant-level Contribution	$615,895	$357,022	$372,134	$324,679
Operating profit margin	7.8%	-2.7%	11.3%	12.6%
Restaurant-level Contribution Margin (a)	13.1%	9.0%	16.8%	16.8%

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

The following table shows the AUVs for the six months ended June 30, 2023 and June 30, 2022, respectively:

	Six months ended June 30,
	2023	2022

Average Unit Volumes	$1,172,261	$1,135,340

Comparable Restaurant Sales Growth

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least 3 months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

●	consumer recognition of our brand and our ability to respond to changing consumer preferences;

●	overall economic trends, particularly those related to consumer spending;

●	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

●	pricing;

●	guest traffic;

●	per-guest spend and average check;

●	marketing and promotional efforts;

●	local competition; and

●	opening of new restaurants in the vicinity of existing locations.

The following table shows the comparable restaurant sales growth for the six months ended June 30, 2023 and June 30, 2022:

	Six months ended June 30,
	2023	2022

Comparable restaurant sales growth (%)	9.2%	26.4%
Comparable restaurant base	7	5

Number of Restaurant Openings

The following table shows the growth in our restaurant base for the six months ended June 30, 2023 and June 30, 2022:

	Six months ended June 30,
	2023	2022

Restaurant activity:
Beginning of period	8	6
Openings	-	1
Closing	-	-
End of period	8	7

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

We believe that the expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

Statement of Cash Flow Data:
Net cash used in operating activities	$(2,548,260)	$(882,710)
Net cash used in investing activities	(1,040,797)	(288,829)
Net cash provided by financing activities	430,373	112,974

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2023 was $2,548,260, which resulted from net loss of $2,164,018, non-cash charges of $242,767 for depreciation and amortization and net cash outflows of $627,009 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expenses. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other assets by $650,515 and decreases in payables of $45,103, which was offset by decreases in inventory and an increase in due to related party of $68,609. The increase in other assets of $650,515 primarily consists of a payment of $294,276 in escrow to purchase a restaurant in Southern California and an investment of $300,000 in a financial company for a fixed interest income.

Net cash used in operating activities during the six months ended June 30, 2022 was $882,710, which resulted from net loss of $840,414, non-cash charges of $464,873 for depreciation and amortization, PPP loan forgiveness of $385,900, and the net cash outflows of $121,269 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease in accounts payable and other liabilities of $97,729, and increases in other assets of $53,189 and inventories of $4,571, partially offset by an increase of $34,220 in due to related party balance.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended June, 2023 and 2022 was $1,040,797and $288,829, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June, 2023 was $430,373 due to $500,000 cash received through line of credit, offset by $69,627 of repayment of bank borrowings.

Net cash provided by financing activities during the six months ended June 30, 2022 was $112,974, due to $60,000 of cash collected from the sales of common stock in 2021 and a bank borrowing of $140,000, offset by $87,026 from the repayment of borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2023, as well as our long-term obligations:

	Payments due by period as of June 30, 2023
	Total	2023 (remaining six months)	2024-2025	2026-2027	Thereafter
Capital lease payments	$8,350,934	$437,037	$1,817,623	$1,801,876	$4,294,398
Bank note payables	1,233,796	151,249	591,634	284,404	206,509
EIDL loan payables	432,663	10,892	31,032	31,032	359,707
Restaurant revitalization fund loan payable	700,454	-	700,454	-	-
Total contractual obligations	$10,717,847	$599,178	$3,140,743	$2,117,312	$4,860,614

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

Off Balance Sheet Arrangements

As of June 30, 2023, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On June 16, 2023, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share for its common stock has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until December 13, 2023 to regain compliance with the minimum bid price continued listing standard. If at any time during such 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days to regain compliance, provided that the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for Nasdaq Listing Rule 5550(a)(2), and (ii) provides a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the Listing Qualifications Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

The Company is monitoring the bid price of its common stock and may, if appropriate, evaluate various courses of action to achieve compliance with the minimum bid price continued listing standard. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price continued listing standard or will otherwise be in compliance with other Nasdaq listing criteria.

On July 27, 2023, the Company registered 1,500,000 shares of the Company’s Class A common stock issuable pursuant to the Company’s 2022 Omnibus Incentive Plan via the Registration Statement on Form S-8 (SEC File. No. 333- 273489).

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

Signature	Title	Date

/s/ James Chae	Chief Executive Officer (Principal Executive Officer)	August 14, 2023
James Chae

/s/ Soojae Ryan Cho	Chief Financial Officer	August 14, 2023
(Principal Financial and Accounting Officer)

