Form 10-Q
period 2023-09-30
Yoshiharu Global Co.
filed 2023-11-14
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant has 11,940,000 shares of class A common stock outstanding, and 1,000,000 shares of class B common stock outstanding as of September 30, 2023.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	September 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$2,525,392	$6,509,121
Inventories	60,509	60,899
Total current assets	2,585,901	6,570,020

Non-Current Assets:
Property and equipment, net	4,110,092	3,158,428
Operating lease right-of-use asset	5,579,765	5,980,888
Other assets	873,128	308,353
Total non-current assets	10,562,985	9,447,669

Total assets	$13,148,886	$16,017,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$666,563	$744,101
Line of credit	800,000	300,000
Current portion of operating lease liabilities	556,106	458,803
Current portion of bank notes payables	93,859	265,943
Current portion of loan payable, EIDL	33,819	39,652
Due to related party	30,614	172,720
Other payables	65,700	5,915

Total current liabilities	2,246,661	1,987,134
Operating lease liabilities, less current portion	5,837,761	6,261,767
Bank notes payables, less current portion	1,380,296	1,020,143
Restaurant revitalization fund	700,454	700,454
Loan payable, EIDL, less current portion	394,832	410,348
Total liabilities	10,560,004	10,379,846

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 11,940,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,194	1,194
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 1,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	100	100
Additional paid-in capital	11,936,958	11,936,958
Accumulated deficit	(9,349,370)	(6,300,409)
Total stockholders’ equity	2,588,882	5,637,843

Total liabilities and stockholders’ equity	$13,148,886	$16,017,689

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Food and beverage	$6,714,429	$5,746,336	$2,025,386	$1,772,646
Total revenue	6,714,429	5,746,336	2,025,386	1,772,646

Restaurant operating expenses:
Food, beverages and supplies	1,787,046	1,493,196	557,705	456,442
Labor	3,129,198	2,644,887	1,125,717	836,646
Rent and utilities	840,389	750,141	285,013	235,717
Delivery and service fees	415,139	373,596	130,189	113,889
Depreciation	396,388	555,224	144,701	90,351
Total restaurant operating expenses	6,568,160	5,817,044	2,243,325	1,733,045

Net operating restaurant operating income (loss)	146,269	(70,708)	(217,939)	39,601

Operating expenses:
General and administrative	2,700,078	1,902,933	477,732	869,244
Related party compensation	216,308	631,968	92,876	631,968
Advertising and marketing	86,593	78,298	34,051	37,715
Total operating expenses	3,002,979	2,613,199	604,659	1,538,927

Loss from operations	(2,856,710)	(2,683,907)	(822,598)	(1,499,326)

Other income (expense):
PPP loan forgiveness	-	385,900	-	-
Gain on disposal of fixed asset	8,920	-	-	-
Other income	14,774	6,301	7,784	-
Interest	(186,877)	(61,876)	(48,049)	(20,882)
Total other income (expense), net	(163,183)	330,325	(40,265)	(20,882

Loss before income taxes	(3,019,893)	(2,353,582)	(862,863)	(1,520,208)

Income tax provision	29,068	12,669	22,080	5,629

Net loss	$(3,048,961)	$(2,366,251)	$(884,943)	$(1,525,837)

Loss per share:
Basic and diluted	$(0.24)	(0.24)	(0.07)	(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	12,940,000	9,680,950	12,940,000	10,133,549

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional	Stock		Total
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	-	(1,144,489)	(1,144,489)

Balance at March 31, 2023 (unaudited)	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(7,444,898)	$4,493,354

Net loss	-	-	-	-	-	-	(1,019,529)	(1,019,529)

Balance at June 30, 2023 (unaudited)	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(8,464,427)	$3,473,825

Net loss	-	-	-	-	-	-	(884,943)	(884,943)

Balance at September 30, 2023 (unaudited)	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(9,349,370)	$2,588,882

	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2021	9,450,900	$946	-	$-	$553,456	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	-	(393,792)	(393,792)

Balance at March 31, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,206,834)	$(2,652,432)

Net loss	-	-	-	-	-	-	(446,622)	(446,622)

Balance at June 30, 2022 (unaudited)	9,450,900	$946	-	$-	$553,456	$-	$(3,653,456)	$(3,099,054)

Cancellation of Class A Common Stock	(1,000,000)	(100)	-		-	-	-	(100)
Issuance of Class B Common Stock	-	-	1,000,000	100	-	-	-	100
Issuance of Class A Common Stock	3,489,100	348			11,383,502			11,383,750
Net loss	-	-	-	-	-	-	(1,525,837)	(1,525,837)

Balance at September 30, 2022 (unaudited)	11,940,000	$1,194	1,000,000	$100	$11,936,958	$-	$(5,179,293)	$6,758,959

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,048,961)	$(2,366,251)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	396,388	555,224
Gain on disposal of fixed asset	(8,920)
PPP loan forgiveness	-	(385,900)
Changes in assets and liabilities:
Inventories	390	(21,981)
Other assets	(564,775)	(401,011)
Accounts payable and accrued expenses	(3,118)	685,899
Due to related party	(142,106)	(1,383,213)
Other payables	59,785	(15,380)
Net cash used in operating activities	(3,311,317)	(3,332,613)

Cash flows from investing activities:
Purchases of property and equipment	(1,339,132)	(457,428)
Net cash used in investing activities	(1,339,132)	(457,428)

Cash flows from financing activities:
Advance from line of credit	500,000	-
Proceeds from notes payable	812,000	-
Proceeds from borrowings	-	140,000

Repayments on bank notes payables	(645,280)	(138,010)
Proceeds from sale of common shares	-	10,345,650
Net cash provided by financing activities	666,720	10,347,640

Net decrease in cash	(3,983,729)	6,557,599

Cash – beginning of period	6,509,121	1,087,102

Cash – end of period	$2,525,392	$7,644,701

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$-	$385,900

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$186,877	$61,876
Income taxes	$29,068	$12,669

See accompanying notes to unaudited consolidated financial statements.

YOSHIHARU GLOBAL CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu did not have significant transactions since formation. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Garden Grove (“YG”)	May 2, 2022	Ramen store to be opened in Garden Grove, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store to be opened in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store to be opened in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.
Yoshiharu Cypress (“YCP”)	January 26, 2023	Ramen store to be opened in Cypress, California.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $86,593 and $78,298 for the nine months period ended September 30, 2023 and 2022, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of September 30, 2023.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022

Leasehold Improvement	$4,418,064	$3,533,609
Furniture and equipment	800,358	639,424
Vehicle	438,521	161,821

Total property and equipment	5,656,943	4,334,854
Accumulated depreciation	(1,546,851)	(1,176,426)

Total property and equipment, net	$4,110,092	$3,158,428

Total depreciation was $396,388 and $658,371 for the nine-month period ended September 30, 2023 and for the year ended December 31, 2022, respectively.

4. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2023 and it is management’s intention to renew the facility. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At September 30, 2023 and December 31,2022, the outstanding balance was $800,000 and $300,000, respectively.

5. BANK NOTES PAYABLES

	September 30,	December 31,
	2023	2022

September 22, 2017 ($250,000) - AA	$-	$141,684
November 27, 2018 ($780,000) - JJ	359,589	441,735
February 13, 2020 ($255,000) - CC	-	197,700
September 14, 2021 ($197,000) - CC	167,782	138,778
September 15, 2021 ($199,000) - DD	-	178,905
April 22, 2022 ($195,000) - Cerritos	177,665	187,284
May 22, 2023 ($138,000) - BB	127,530	-
May 22, 2023 ($196,000) - CC	181,091	-
May 22, 2023 ($178,000) - DD	165,552	-
September 13, 2023 ($150,000) - Garden Grove	147,473	-
September 13, 2023 ($150,000) - Laguna	147,473	-
Total bank notes payables	1,474,155	1,286,086

Less - current portion	(93,859)	(265,943)
Total bank notes payables, less current portion	$1,380,296	$1,020,143

The following table provides future minimum payments as of September 30, 2023:

For the years ended	Amount
2023 (remaining three months)	$93,859
2024	375,432
2025	361,602
2026	209,468
2027	209,468
Thereafter	224,326

Total	$1,474,155

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global BB Group, Inc. As of September 30, 2023 and December 31, 2022, the balance of the loan is zero and $141,684, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the balance of the loan is $359,589 and $441,735, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $12,571.15 per month which includes principal and interest with an interest rate of 10.25% per year. The balance of principal and interest is payable on December 1, 2025.

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global CC Group, Inc. As of September 30, 2023 and December 31, 2022, the balance of the loan is zero and $197,700, respectively.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the balance of the loan is $167,782 and $138,778, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,551.60 per month which includes principal and interest with an initial interest rate of 10.25%. The balance of principal and interest is payable on September 14, 2031.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global DD Group, Inc. As of September 30, 2023 and December 31, 2022, the balance of the loan is zero and $178,905, respectively.

April 22, 2022– $195,000 – Yoshiharu Cerritos

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the balance of the loan is $177,665 and $187,284, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,573.20 per month which includes principal and interest with an initial interest rate of 10.25%. The balance of principal and interest is payable on April 22, 2032.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of September 30, 2023, the balance of the loan is $127,530.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,892.36 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 22, 2028.

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of September 30, 2023, the balance of the loan is $181,091.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,107.11 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 22, 2028.

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of September 30, 2023, the balance of the loan is $165,552.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,754.68 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 22, 2028.

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2023, the balance of the loan is $147,473.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.82 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on September 13, 2028.

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2023, the balance of the loan is $147,473.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.82 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on September 13, 2028.

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	September 30,	December 31,
	2023	2022

June 13, 2020 ($150,000 - EIDL ) – AA	$143,036	$150,000
June 13, 2020 ($150,000 - EIDL ) – BB	143,037	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	142,578	150,000

Total loans payables, EIDL	428,651	450,000

Less - current portion	(33,819)	(39,652)

Total loans payables, EIDL, less current portion	$394,832	$410,348

The following table provides future minimum payments as of September 30, 2023:

For the years ended	Amount
2023 (remaining three months)	$29,940
2024	15,516
2025	15,516
2026	15,516
2027	15,516
Thereafter	336,647

Total	$428,651

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

As of September 30, 2023 and December 31, 2022, the balance of the loan is $143,036 and $150,000, respectively.

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

As of September 30, 2023 and December 31, 2022, the balance of the loan is $143,037 and $150,000, respectively

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

As of September 30, 2023 and December 31, 2022, the balance of the loan is $142,578 and $150,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. RESTAURANT REVITALIZATION FUND

	September 30,	December 31,
	2023	2022

June 1, 2021 (700,454 - Restaurant Revitalization Fund) – JJ	$700,454	$700,454

Total restaurant revitalization fund	$700,454	$700,454

Less - current portion	-	-

Total restaurant revitalization fund, less current portion	$700,454	$700,454

The following table provides future minimum payments as of September 30, 2023:

For the years ended	Amount
2023 (remaining three months)	$-
2024	700,454
2025	-
2026	-
2027	-
Thereafter	-

Total	$700,454

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

As of September 30, 2023, none of the notes payables, loans payables, and RRF loan noted above are in default.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of September 30, 2023 and December 31, 2022, the balance was $30,614 and $172,720, respectively.

●	Related party compensation - For the nine months ended September 30, 2023 and 2022, the compensation to James Chae was $148,000 and $631,968, respectively.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

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

In accordance with ASC 842, the components of lease expense were as follows:

	September 30,
For the nine months ended	2023	2022
Operating lease expense	$683,947	$440,144
Total lease expense	$683,947	$440,144

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended	2023	2022
Operating cash flows from operating leases	$607,429	$341,775
Cash paid for amounts included in the measurement of lease liabilities	$607,429	$341,775

Weighted-average remaining lease term—operating leases		8.2 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2023 (remaining three months)	$218,878
2024	893,761
2025	923,862
2026	919,143
2027	882,733
Thereafter	4,294,398
Total undiscounted cash flows	$8,132,775

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	8.2 Years
Weighted-average discount rate	7%
Present values	$6,393,867

Lease liabilities—current	556,106
Lease liabilities—long-term	5,837,761
Lease liabilities—total	$6,393,867

Difference between undiscounted and discounted cash flows	$1,738,908

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

12. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended September 30, 2023 and 2022.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2023 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine-month period ended September 30, 2023.

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 9 restaurant stores with an additional 5 new restaurant stores under construction/development as of September 30, 2023.

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

Our Growth Strategies

Pursue New Restaurant Development.

We have pursued a disciplined new corporate owned growth strategy. Having expanded our concept and operating model across varying restaurant sizes and geographies, we plan to leverage our expertise by opening new restaurants to fill in existing markets and expand into new geographies. While we currently aim to achieve in excess of 100% annual unit growth rate over the next three to five years, we cannot predict the time period of which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including but not limited to landlord delays; competition in existing and new markets, including competition for restaurant sites; and the lack of development and overall decrease in commercial real estate due to macroeconomic decline. We believe there is a significant opportunity to employ this strategy to open additional restaurants in our existing markets and in new markets with similar demographics and retail environments.

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept. In addition to the strategies stated above, we expect to initiate sales of franchises in 2024.

Increase Profitability.

We have invested in our infrastructure and personnel, which we believe position us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability both at a restaurant-level and corporate-level by taking advantage of our increasing buying power with suppliers and leveraging our existing support infrastructure. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and average revenues per restaurant increase. We believe that as our restaurant base grows, our general and administrative costs will increase at a slower rate than our sales.

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

Results of Operations

Three and nine months ended September 30, 2023 Compared to three and nine months ended September 30, 2022

The following table presents selected comparative results of operations from our unaudited financial statements for the three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Nine months ended September 30,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$6,714,429	$5,746,336	$968,093	16.8%
Restaurant operating expenses:
Food, beverages and supplies	1,787,046	1,493,196	293,850	19.7%
Labor	3,129,198	2,644,887	484,311	18.3%
Rent and utilities	840,389	750,141	90,248	12.0%
Delivery and service fees	415,139	373,596	41,543	11.1%
Depreciation	396,388	555,224	(158,836)	-28.6%
Total restaurant operating expenses	6,568,160	5,817,044	751,116	12.9%
Net restaurant operating income (loss)	146,269	(70,708)	216,977	-306.9%
General and administrative	2,700,078	1,902,933	797,145	41.9%
Compensation to related party	216,308	631,968	(415,660)	-65.8
Advertising and marketing	86,593	78,298	8,295	10.6%
Total operating expenses	3,002,979	2,613,199	389,780	14.9%
Loss from operations	(2,856,710)	(2,683,907)	(172,803)	6.4%
Other income (expense):
PPP loan forgiveness	-	385,900	(385,900)	-100.0%
Gain on disposal of fixed asset	8,920	-
Other income	14,774	6,301	8,473	134.5%
Interest	(186,877)	(61,876)	(125,001)	202.0%
Loss before income taxes	(3,019,893)	(2,353,582)	(666,311)	28.3%
Income tax provision	29,068	12,669	16,399	129.4%
Net loss	$(3,048,961)	$(2,366,251)	$(682,710)	28.9%

	Three months ended September 30,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$2,025,386	$1,772,646	$252,740	14.3%
Restaurant operating expenses:
Food, beverages and supplies	557,705	456,442	101,263	22.2%
Labor	1,125,717	836,646	289,071	34.6%
Rent and utilities	285,013	235,717	49,296	20.9%
Delivery and service fees	130,189	113,889	16,300	14.3%
Depreciation	144,701	90,351	54,350	60.2%
Total restaurant operating expenses	2,243,325	1,733,045	510,280	29.4%
Net restaurant operating income (loss)	(217,939)	39,601	(257,540)	-650.3%
General and administrative	477,732	869,244	(391,512)	-45.0%
Compensation to related party	92,876	631,968	(539,092)	-85.3
Advertising and marketing	34,051	37,715	(3,664)	-9.7%
Total operating expenses	604,659	1,538,927	(934,268)	-60.7%
Loss from operations	(822,598)	(1,499,326)	676,728	-45.1%
Other income (expense):
Other income	7,784	-	7,784	N/A %
Interest	(48,049)	(20,882)	(27,167)	130.1%
Loss before income taxes	(862,863)	(1,520,208)	657,345	-43.2%
Income tax provision	22,080	5,629	16,451	292.3%
Net loss	$(884,943)	$(1,525,837)	$640,894	-42.0%

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	(as a percentage of revenues)		(as a percentage of revenues)
Revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	26.6%	26.0%	27.5%	25.7%
Labor	46.6%	46.0%	55.6%	47.2%
Rent and utilities	12.5%	13.1%	14.1%	13.3%
Delivery and service fees	6.2%	6.5%	6.4%	6.4%
Depreciation	5.9%	9.7%	7.1%	5.1%
Total restaurant operating expenses	97.8%	101.2%	110.8%	97.8%
Net operating restaurant operating income (loss)	2.2%	-1.2%	-10.8%	2.2%
General and administrative	40.2%	33.1%	23.6%	49.0%
Compensation to related party	3.2%	11.0%	4.6%	35.7%
Advertising and marketing	1.3%	1.4%	1.7%	2.1%
Total operating expenses	44.7%	45.5%	29.9%	86.8%
Loss from operations	-42.5%	-46.7%	-40.6%	-84.6%
Other income (expense):
PPP loan forgiveness	0.0%	6.7%	0.0%	0.0%
Gain on disposal of fixed asset	0.1%	0.0%	0.0%	0.0%
Other income	0.2%	0.1%	0.4%	0.0%
Interest	-2.8%	-1.1%	-2.4%	-1.2%
Loss before income taxes	-45.0%	-41.0%	-42.6%	-85.8%
Income tax provision	0.4%	0.2%	1.1%	0.3%
Net loss	-45.4%	-41.2%	-43.7%	-86.1%

Revenues. Revenues were $6.7 million for the nine months ended September 30, 2023 compared to $5.7 million for the nine months ended September 30, 2022, representing an increase of approximately $1.0 million, or 16.8%. The increase in sales for the nine-month period was partially driven by $0.4 million in sales for the period from one new restaurant opened in July 2022 and another $0.5 million in sales from a new restaurant opened in April 2023. The remainder of the increase of $0.1 million can be attributed to the increase in sales from the existing restaurants. The seven restaurant locations that were open through all of 2022 experienced a sales growth in in general during the nine months ended September 30, 2023. Combined average monthly sales for these locations increased by 3% for the nine-month period ended September 30, 2023 from the comparable period in the prior year. Revenues were $2.0 million for the three months ended September 30, 2023 compared to $1.8 million for the three months ended September 30, 2022, representing an increase of approximately $0.2 million, or 14.3% primarily due to the one new restaurant opened in April 2023.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $1.8 million for the nine months ended September 30, 2023 compared to $1.5 million for the nine months ended September 30, 2022, representing an increase of approximately $0.3 million, or 19.7%. The increase in costs for the nine-month period was primarily driven by increases in revenues from the new restaurant opened in April 2023. As a percentage of sales, food, beverage and supply costs were comparable during the nine months ended September 30, 2023 and September 30, 2022. Food, beverage and supplies costs were approximately $558 thousand for the three months ended September 30, 2023 compared to $456 thousand for the three months ended September 30, 2022, representing an increase of approximately $101 thousand or 22.2% due to the new restaurant opened in April 2023.

Labor. Labor and related costs were approximately $3.1 million for the nine months ended September 30, 2023 compared to $2.6 million for the nine months ended September 30, 2022, representing an increase of approximately $0.5 million, or 18.3%. The increase in costs was largely driven by additional labor costs incurred with respect to a new restaurant opened in April 2023. As a percentage of sales, labor and related costs were comparable during the nine months ended September 30, 2023 and September 30, 2022. Labor and related costs were approximately $1.1 million for the three months ended September 30, 2023 compared to $837 thousand for the three months ended September 30, 2022, representing an increase of approximately $289 thousand, or 34.6%. The increase in costs was mainly due to the new restaurant opened in April 2023.

Rent and utilities. Rent and utilities expenses were approximately $840 thousand for the nine months ended September 30, 2023 compared to $750 thousand for the nine months ended September 30, 2022, representing an increase of approximately $90 thousand or 12.0%. The increase was primarily a result of additional occupancy expenses incurred with respect to a new restaurant opened in April 2023. As a percentage of sales, rent and utilities expenses decreased to 12.5% in the nine months ended September 30, 2023, compared to 13.1% for the nine months ended September 30, 2022. The decrease in costs as a percentage of sales was primarily driven by the increases in sales volume from both existing restaurants and a new location. Rent and utilities expenses were approximately $285 thousand for the three months ended September 30, 2023 compared to $236 thousand for the three months ended September 30, 2022, representing an increase of approximately $49 thousand, or 20.9% due to the new restaurant opened in April 2023.

Delivery and service fees. Delivery and service fees incurred were approximately $415 thousand for the nine months ended September 30, 2023 compared to $374 thousand for the nine months ended September 30, 2022, representing an increase of approximately $41 thousand or 11.1%, primarily due to an increase in food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees ratio for the nine months ended September 30, 2023 was comparable to the ratio in the prior year due to comparable sales mix between the in-dining and take-out. Delivery and service fees incurred were approximately $130 thousand the three months ended September 30, 2023 compared to $114 thousand for the three months ended September 30, 2022, representing an increase of approximately $16 thousand or 14.3% primarily due to an increase in food sales via delivery during the comparable period.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $396 thousand for the nine months ended September 30, 2023 compared to $555 thousand for the nine months ended September 30, 2022, representing a decrease of approximately $159 thousand, or 28.6%. The decrease was primarily due to the changes in estimated depreciable lives for existing restaurants during the first quarter in 2022. As a result, the depreciation and amortization expenses as a percentage of sales decreased to 5.9% for the nine months ended September 30, 2023 compared to 9.7% for the comparable period in the prior year. Depreciation and amortization expenses incurred were approximately $145 thousand for the three months ended September 30, 2023 compared to $90 thousand for the three months ended September 30, 2022, representing an increase of approximately $55 thousand or 60.2% due to the increase in fixed assets during the comparable period.

General and administrative expenses. General and administrative expenses were approximately $2.7 million for the nine months ended September 30, 2023 compared to $1.9 million for the nine months ended September 30, 2022, representing an increase of approximately $0.8 million or 41.9%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, and the construction/development of new restaurants. As a percentage of sales, general and administrative expenses increased to 40.2% in the nine months ended September 30, 2023 from 33.1% in the nine months ended September 30, 2022, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales. General and administrative expenses were approximately $0.5 million for the three months ended September 30, 2023 compared to $0.9 million for the three months ended September 30, 2022, representing a decrease of approximately $0.4 million or 45.0%. This decrease in general and administrative expenses was due to the non-recurring expenses incurred for the IPO in September 2022.

Related party compensation: Compensation to James Chae was approximately $216 thousand for the nine months ended September 30, 2023 compared to $632 thousand for the nine months ended September 30, 2022, representing a decrease of approximately $416 thousand. With the IPO in September 2022, the board has approved a success bonus to James Chae for the amount and the employment contract was made with James Chae in November 2022 for the management of the Company. As a percentage of sales, related party compensation was 3.2% in the nine months ended September 30, 2023 and 11.2% in the nine months ended September 30, 2022. Compensation to James Chae was approximately $93 thousand for the three months ended September 30, 2023 per the employment contract made in November 2022.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net loss, as reported	$(3,048,961)	$(2,366,251)	$(884,943)	$(1,525,837)
Interest, net	186,877	61,876	48,049	20,882
Taxes	29,068	12,669	22,080	5,629
Depreciation and amortization	396,388	555,224	144,701	90,351
EBITDA	(2,436,628)	(1,736,482)	(670,113)	(1,408,975)
PPP loan forgiveness (a)	-	(385,900)	-	-
Restaurants opening costs (b)	431,072	66,563	130,312	66,563
Gain on disposal of fixed asset	(8,920)	-	-	-
Compensation to related party (c)	-	631.968	-	631,968
Professional fees (d)	-	103,689	-	103,689
Adjusted EBITDA	$(2,014,476)	$(1,320,162)	$(539,801)	$(606,755)

(a)	Represents income recorded upon the forgiveness of payroll protection loans from the SBA.
(b)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.
(c)	Represents non-recurring IPO success bonus in September 2022.
(d)	Represents non-recurring professional expenses incurred for the IPO preparation

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the nine months and three months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Net restaurant operating income (loss), as reported	$146,269	$(70,708)	$(217,939)	$39,601
Depreciation and amortization	396,388	555,224	144,701	90,351
Restaurant-level Contribution	$542,657	$484,516	$(73,238)	$129,952
Operating profit margin	2.2%	-1.2%	-10.8%	2.2%
Restaurant-level Contribution Margin (a)	8.1%	8.4%	-3.6%	7.3%

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

The following table shows the AUVs for the nine months ended September 30, 2023 and September 30, 2022, respectively:

	Nine months ended September 30,
	2023	2022

Average Unit Volumes	$1,126,728	$1,082,237

Comparable Restaurant Sales Growth

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least 3 months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

●	consumer recognition of our brand and our ability to respond to changing consumer preferences;

●	overall economic trends, particularly those related to consumer spending;

●	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

●	pricing;

●	guest traffic;

●	per-guest spend and average check;

●	marketing and promotional efforts;

●	local competition; and

●	opening of new restaurants in the vicinity of existing locations.

The following table shows the comparable restaurant sales growth for the nine months ended September 30, 2023 and September 30, 2022:

	Nine months ended September 30,
	2023	2022

Comparable restaurant sales growth (%)	2.9%	9.8%
Comparable restaurant base	7	5

Number of Restaurant Openings

The following table shows the growth in our restaurant base for the nine months ended September 30, 2023 and September 30, 2022:

	Nine months ended September 30,
	2023	2022

Restaurant activity:
Beginning of period	8	6
Openings	1	2
Closing	-	-
End of period	9	8

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

Statement of Cash Flow Data:
Net cash used in operating activities	$(3,311,317)	$(3,332,613)
Net cash used in investing activities	(1,339,797)	(457,428)
Net cash provided by financing activities	666,720	10,347,640

Cash Flows Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2023 was $3,311,317, which resulted from net loss of $3,048,961, non-cash charges of $387,478 for the net of depreciation and amortization and gain on disposal of fixed asset, and net cash outflows of $649,824 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expenses. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other assets by $564,775, a decrease in due to related party of $142,106 and a decrease in payables of $3,118, which was offset by decreases in inventory and other payables. The increase in other assets of $564,775 primarily consists of a payment of $294,276 in escrow to purchase a restaurant in Southern California and an investment of $300,000 in a financial company for a fixed interest income.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 and 2022 was $1,339,797 and $457,428, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $666,720 due to $500,000 cash received through line of credit and two additional bank loans in total of $300,00, offset by the repayment of bank borrowings.

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

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 30, 2023, as well as our long-term obligations:

	Payments due by period as of September 30, 2023
	Total	2023 (remaining three months)	2024-2025	2026-2027	Thereafter
Capital lease payments	$8,132,775	$218,878	$1,817,623	$1,801,876	$4,294,398
Bank note payables	1,474,155	93,859	737,034	418,936	224,326
EIDL loan payables	428,651	29,940	31,032	31,032	336,647
Restaurant revitalization fund loan payable	700,454	-	700,454	-	-
Total contractual obligations	$10,736,035	$342,677	$3,286,143	$2,251,844	$4,855,371

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

Off Balance Sheet Arrangements

As of September 30, 2023, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

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

On September 1, 2023, the Board of Directors of the Company approved the repurchase of up to $1,000,000 worth of the Company’s common stock under a potential share repurchase program. The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of the future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.

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

Signature	Title	Date

/s/ James Chae	Chief Executive Officer	November 14, 2023
James Chae	(Principal Executive Officer)

/s/ Soojae Ryan Cho	Chief Financial Officer	November 14, 2023
(Principal Financial and Accounting Officer)

