Form 10-K
period 2023-12-31
Yoshiharu Global Co.
filed 2024-04-01
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41494

YOSHIHARU GLOBAL CO.

(Exact name of registrant as specified in its charter)

Delaware	87-3941448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.3 million based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrants most recently completed second fiscal quarter.

The registrant had 1,230,246 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of December 31, 2023.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated, Yoshiharu Global Co., together with its consolidated subsidiaries, is hereinafter referred to as “Yoshiharu,” the “registrant,” “us,” “we,” “our,” or the “Company.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These risks and uncertainties include, among other things: the risk that we may not be able to successfully implement our growth strategy if we are unable to identify appropriate sites for restaurant locations, expand in existing and new markets, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel; the risk that we may not be able to maintain or improve our comparable restaurant sales growth; that the restaurant industry is a highly competitive industry with many competitors; the risk that our limited number of restaurants, the significant expense associated with opening new restaurants, and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations; the risk that we have incurred operating losses and may not be profitable in the future; the risk that our plans to maintain and increase liquidity may not be successful; the risk that we depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition or results of operations; the risk that our operating results and growth strategies will be closely tied to the success of our future franchise partners and we will have limited control with respect to their operations; the risk that we may face negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illness or other matters; the risk that minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs; that events or circumstances could cause the termination or limitation of our rights to certain intellectual property critical to our business that is licensed from Yoshiharu Holdings Co., or that we could face infringements on our intellectual property rights and be unable to protect our brand name, trademarks and other intellectual property rights; the risk that challenging economic conditions may affect our business by adversely impacting numerous items that include, but are not limited to: consumer confidence and discretionary spending, the future cost and availability of credit and the operations of our third-party vendors and other service providers; the risk that we, or our point of sale and restaurant management platform partners, may fail to secure guests’ confidential, personally identifiable, debit card or credit card information or other private data relating to our employees or us; and the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.

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

ii

SUMMARY OF SIGNIFICANT RISKS AFFECTING OUR COMPANY

Our business is subject to multiple risks and uncertainties, as more fully described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We urge you to read the disclosures under the caption “Risk Factors” and this Annual Report in full. Our significant risks may be summarized as follows:

●	We have incurred operating losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful.

●	Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

●	New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

●	Our limited number of restaurants, the significant expense associated with opening new restaurants, and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations.

●	Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

●	Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.

●	The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

●	New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.

●	We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

●	Delays In Obtaining Construction Permits Can Have A Material Adverse Effect on Our Business.

●	We may become involved in lawsuits involving Yoshiharu Holdings Co. as the owner of intellectual property, or us as a licensee of intellectual property from Yoshiharu Holdings Co., to protect or enforce intellectual property rights, which could be expensive, time consuming, and unsuccessful.

●	A breach of security of confidential consumer information related to our electronic processing of credit and debit card transactions, as well as a breach of security of our employee information, could substantially affect our reputation, business, financial condition of results of operations.

●	Our marketing programs may not be successful, and our new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits.

●	We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

●	Our current insurance may not provide adequate levels of coverage against claims.

●	Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business, financial condition or results of operations.

●	If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

●	We will incur increased costs as a result of being a public company.

●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	Our management does not have experience managing a U.S. public company and our current resources may not be sufficient to fulfill our public company obligations.

●	Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

iii

PART I

Item 1. Business.

Overview of Yoshiharu

We are a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, we gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and have continued to expand our top-notch restaurant service across Southern California, currently operating ten restaurants with an additional three new restaurant stores under construction/development. Further, we entered into a material definitive agreement to acquire three existing restaurants in Las Vegas and expect to complete the acquisition in early second quarter 2024.

We take pride in our warm, hearty, smooth, and rich bone broth, which is slowly boiled for over twelve hours. Customers can taste and experience supreme quality and deep flavors. Combining the broth with the fresh, savory, and highest-quality ingredients, we serve the perfect, ideal ramen, as well as offers customers a wide variety of sushi rolls, bento menu and other favorite Japanese cuisine. Our acclaimed signature Tonkotsu Black Ramen has become a customer favorite with its slow cooked pork bone broth and freshly made, tender chashu (braised pork belly).

Our mission is to bring our Japanese ramen and cuisine to the mainstream, by providing a meal that customers find comforting. Since the inception of the business, we have been making our own ramen broth and other key ingredients such as pork chashu and flavored eggs from scratch, whereby upholding the quality and taste of our foods, including the signature texture and deep, rich flavor of our handcrafted broth. Moreover, we believe that slowly cooking the bone broth makes it high in collagen and rich in nutrients. We also strive to present food that is not only healthy, but also affordable. We feed, entertain and delight our customers, with our active kitchens and bustling dining rooms providing happy hours, student and senior discounts, and special holiday events. As a result of our vision, customers can comfortably enjoy our food in a friendly and welcoming atmosphere.

In September 2022, we consummated our initial public offering (the “IPO”) of 2,940,000 shares of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

We granted the underwriters a 45-day option to purchase up to 441,000 additional shares (equal to 15% of the shares of Class A Common Stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, we issued to the representative of the underwriters warrants to purchase a number of shares of Class A Common Stock equal to 5.0% of the aggregate number of shares of Class A Common Stock sold in the IPO (including shares of Class A Common Stock sold upon exercise of the over-allotment option). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing six months from the date of commencement of the sales of the shares of Class A Common Stock in connection with the IPO, at an initial exercise price per share of $5.00 (equal to 125% of the initial public offering price per share of Class A Common Stock). No representative’s warrants have been exercised.

On September 9, 2022, the our Class A Common Stock began trading on the Nasdaq Capital Market under the symbol “YOSH.”

On November 22, 2023, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our Class A Common Stock and Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with Class A common Stock, “Common Stock”), in the ratio of 1-for-10 (the “Reverse Stock Split”) effective at 11:59 p.m. eastern on November 27, 2023. The Class A Common Stock began trading on a split-adjusted basis at the market open on Tuesday, November 28, 2023.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, a total of 34,846 shares of Class A Common Stock were issued and total of 1,230,246 shares of Class A Common Stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in our outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock and number of authorized, issued, and outstanding shares of the preferred stock were not changed.

Supply Chain Disruption and Inflation

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. Although historically, and as of December 31, 2023, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in supply costs could materially adversely affect our business, financial condition or results of operations.

Historically and as of the date hereof, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations. Furthermore, future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending at our restaurants, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth. To the extent that we are unable to offset such cost inflation through increased menu prices or increased efficiencies in our operations and cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows and the trading price of our common shares. We have been able to offset to some extent these inflationary and other cost pressures through actions such as increasing menu prices and supply chain initiatives, however, we expect these inflationary and other cost pressures to continue into the year 2024.

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

Attractive Restaurant-Level Economics.

At Yoshiharu, we believe our rapid customer turnover, combined with our ability to deliver in 2 major day parts with lunch and dinner, allows for robust and efficient sales in each of our restaurants. Our average unit volume (“AUV”, as defined herein) was $1.2 million in 2022 and $1.1 million in 2023.

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

Properties

As of December 31, 2023, we operated ten restaurants in California and opened one new location in February 2024 in California. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants currently average approximately 1,578 square feet. We lease the property for our corporate offices and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of the date of this Report:

Store Location	Address	Year Launched
Orange	1891 N Tustin St, Orange, CA 92865	2016
Buena Park	6970 Beach Blvd, #F206 Buena Park, CA 90621	2017
Whittier	8426 Laurel Ave, STE A Whittier, CA 90605	2017
Chino	4004 Grand Ave STE C Chino, CA 91710	2019
Eastvale	4910 Hamner Ave STE 150, Eastvale, CA 91752	2020
Irvine	3935 Portola Pkwy, Irvine, CA 92602	2021
La Mirada	12806 La Mirada Blvd, La Mirada, CA 90638	2022
Cerritos	11533 South St, Cerritos, CA 90703	2022
Corona	440 N Mckinley St STE 101, Corona, CA 92879	2023
Garden Grove	9812 Chapman Avenue Garden Grove, CA 92841	2023
Laguna	32341 Golden Lantern, STE B, Laguna Niguel, CA 92677	1Q 2024*[1]
Menifee	27311 Newport Road, Suite 320, Menifee, CA 92584	2Q 2024*[2]
San Clemente	638 Camino de Los Mares STE 16, San Clemente, CA 92673	2Q 2024*[2]
Las Vegas	6125 S. Fort Apache Road, Suite 200, Las Vegas, NV 89148	1Q 2024*[3]
Las Vegas	280 E Flamingo Road, Suite C, Las Vegas, NV 89169	1Q 2024*[3]
Las Vegas	6572 N Decatur Blvd., Las Vegas, NV 89131	1Q 2024*[3]

*1 Opened in February 2024.

*2 Under construction.

*3 Under closing process.

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

We opened one restaurant in each year from 2019 through 2021, and we have opened two restaurants in 2022 and 2023. We also opened a new restaurant in February 2024, and currently have two new locations under construction/development. Further, we entered into a material definitive agreement to acquire three existing restaurants in Las Vegas and expect to close the acquisition in the early second quarter of 2024.

We anticipate approximately $350,000 in costs per new location in development, and has spent approximately $514,000 for the two locations under construction/development as of December 31, 2023.

In 2019, we closed our West Hollywood and Lynwood, California restaurants due to underperformance. We cannot provide assurance that we will be able to open any specific number of restaurants in any year. See “Risk Factors—Risks Related to Our Business and Industry—Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.”

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

Expansion Strategy

We plan to pursue a multi-facet expansion strategy by opening new corporate restaurants or acquiring existing restaurants in both new and existing markets, as well as utilizing the franchise market. We believe this expansion will be crucial to executing our growth strategy and building awareness of Yoshiharu as a leading Japanese casual dining brand. Expansion into new markets occurs in parallel with ongoing evaluation of existing markets, with the goal of maintaining a pipeline of top-tier development opportunities. As described under the heading Site Selection Process above, we use a systematic approach to identify and review existing and new markets.

Upon selecting a new market, we typically build one restaurant to prove concept viability in that market. We have developed a remote management system whereby our senior operations team is able to monitor restaurants in real-time from our headquarters using approximately eight cameras installed in each restaurant. We utilize this remote management system to maintain operational quality while minimizing inefficiencies caused by a lack of economies of scale in new markets.

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

We are developing two main restaurant layouts. The standard restaurants will be built using our current layout and design which we believe evokes a modern and on-trend Japanese dining atmosphere. The second layout is a larger floor plan where we will utilize a full service restaurant and bar. We believe our see-through kitchens reflecting the cooks preparing first hand meals, amplify the lively bustle provided by the great casual atmosphere, and serve to highlight the ambiance of getting great food in a modern Japanese style ambiance.

Construction

Construction of a new restaurant takes approximately 12 to 24 weeks once construction permits are issued. Our Development Team oversees the build-out process from engaging architects and contractors to design and build out the restaurant. The capital resources required to develop each new restaurant are significant. On average, we estimate our restaurant build-outs to cost approximately $350,000 - $550,000 per standard location, net of tenant allowances and pre-opening costs and assuming that we do not purchase the underlying real estate, but this figure could be significantly higher depending on the market, restaurant size, and condition of the premises upon delivery by landlord. On average, we estimate that our restaurants require a cash build-out cost of approximately $350,000-$550,000 per restaurant, net of landlord tenant improvement allowances and pre-opening costs and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets.

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

In addition, our senior operations team monitors restaurants in real-time from our headquarters using our remote management system of approximately eight cameras installed in each restaurant. These team members are responsible for different components of the restaurant: cleanliness, service, and food quality.

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

Restaurant Industry Overview

According to the National Restaurant Association (the “NRA”), restaurant industry sales in 2023 were over $1.0 trillion, up from $966 billion in 2022 and is forecast to grow to $1.1 trillion in 2024.

The restaurant industry is divided into several primary segments, including limited-service and full-service restaurants, which are generally categorized by price, quality of food, service, and location. Yoshiharu sits at the intersection of these two segments offering the experience and food quality of a full-service restaurant and the speed of service of a limited-service restaurant. We primarily compete with other full-service restaurants, which, according to the NRA, had approximately$305 billion of sales in calendar year 2022, up from $266 billion in 2021. The limited-service segment generated approximately $370 billion in calendar year 2022, or a roughly $30 billion increase from the prior year.

According to the 2023 State of the Restaurant report, full-service restaurant sales are expected to increase to $324 billion in calendar year 2023, an increase of 6.2% from 2022 and the limited-service segment is forecast to reach $395 billion in 2023, resulting in a 6.8% increase from 2022.

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

Additionally, we believe that Yoshiharu is well-positioned to grow our share of the restaurant market as consumers seek quality, value, healthier options, and authentic global and regional cuisine in their dining choices. According to the National Restaurant Association 2023 State of the Industry report, roughly 45% of family and casual dining restaurants plan to add new menu items identified as healthy or nutritious in 2023.

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

Employees

As of December 31, 2023, we had approximately 180 employees, of whom 20 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, (collectively, the “ACA,”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Intellectual Property and Trademarks

Yoshiharu Holdings Co., our wholly owned subsidiary, owns a number of patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”) including the following registrant trademarks: YOSHIHARU RAMEN (Trademark Reg. No. 5030823) and Design Mark YOSHIHARU RAMEN (Trademark Reg. No. 5045588). In addition, we have registered the Internet domain name www.yoshiharuramen.com. The information on, or that can be accessed through, our website is not part of this Report.

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

Risks Related to Our Business

We have incurred operating losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful.

We incurred a net loss of $3.0 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively.

In September 2022, we consummated our IPO (the “IPO”) of 2,940,000 shares of Class A Common Stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

On January 5, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Alumni, and Alumni is obligated to purchase, up to an aggregate of $5,000,000 in shares of our Class A Common Stock.

We believe that the expected cash flow from operations, the proceeds from the IPO, and the proceeds from the Securities Purchase Agreement will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened two new restaurants in 2022 and in 2023, respectively, and opened one new restaurant in February 2024. We currently have two new locations under construction/development, and expect to complete the acquisition of three existing restaurants in the early second quarter of 2024. We also plan to open an additional two to four new restaurants in 2024. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

We opened two new restaurants in 2022 and in 2023, respectively, and opened one new restaurant in February 2024. We currently have two new locations under construction/development, and expect to complete the acquisition of three existing restaurants in the early second quarter of 2024. We plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy and expect to open an additional two to four new restaurants in 2024. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

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

The level of comparable restaurant sales growth, which represents the change in year-over-year sales for restaurants open for at least three months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2022 and 2023, we operated eight and ten restaurants, respectively. We have opened one new restaurant in February 2024 and currently have two new locations under construction/development. We expect to complete the acquisition of three existing restaurants in the early second quarter of 2024 and also plan to open an additional two to four new restaurants in 2024. The capital resources required to develop each new restaurant are significant. On average, we estimate that our restaurants require a cash build-out cost of approximately $350,000-$550,000 per restaurant, net of landlord tenant improvement allowances and pre-opening costs and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. For example, we believe that the cost of certain essential supplies (i.e. gloves and canola oil) has increased as a result of lower supply attributable to supply chain disruptions. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions beyond our control could also adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Although historically and as of December 31, 2023, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results by, for example, diversifying our suppliers, we remain susceptible to continued increases in food and other essential supply costs as a result of factors beyond our control, such as the current supply chain interruptions, general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our restaurant operations. The markets for some of our ingredients, such as beef and produce, are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions, recent inflationary trends, military and geopolitical conflicts and industry demand, including as a result of animal disease outbreaks, international commodity markets, food safety concerns, product recalls and government regulation. In addition, for certain of our ingredients and other materials, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, in 2022 costs for certain supplies and ingredients, such as produce, packaging, dairy, beef and chicken increased materially and rapidly, and inflationary pressures could continue and/or spread to more categories as inflation increases continue across the global supply chain. Our efforts to mitigate future price risk through forward contracts, strong partnerships with key suppliers, careful planning and other activities may not fully insulate us from increases in commodity costs, which could have an adverse impact on our profitability.

Any increase in the prices of the ingredients most critical to our menu, such as chicken, beef, dairy, wheat, produce, rice, and pork, would have a particularly adverse effect on our operating results. If the cost of one or more ingredients significantly increases, we may choose to temporarily suspend serving menu items that use those ingredients, or one of our proteins, rather than pay the increased cost. Any such changes to our available menu may negatively impact our restaurant traffic and could adversely impact our sales and brand.

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

Risks Related to Our Brand

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

We have, from time to time, received borrowings from a related party controlled by James Chae, our Chairman and Chief Executive Officer, which may become repayable on demand. Any unexpected calls for repayment of a significant amount of such borrowings may adversely affect our business.

We have, from time to time, have received unsecured borrowings from James Chae and his affiliate APIIS Financial, Inc., a company 100% owned and controlled by our Chairman and Chief Executive Officer, Mr. Chae, which is unsecured, non-interest bearing, and is repayable on demand. As of December 31, 2023 and December 31, 2022, the balance was $24,720 and $172,720, respectively. If James Chae or his affiliate APIIS Financial, Inc. chooses to call for repayment of a significant of such borrowings, we may need to use the net proceeds from the IPO, which may adversely impact our operations. Any failure to service such indebtedness or comply with any such obligations may also cause us to incur legal fees if lender brings an action for breach of contract, or otherwise adversely affect our business, financial condition, results of operation and prospects.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. The majority of our operating leases have lease terms of 10 years, inclusive of customary extensions which are at the option of our company. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs as well as impairment of property and equipment. Furthermore, if we fail to negotiate renewals, we may incur additional costs associated with moving transferable furniture, fixtures and equipment. These potential increased occupancy and moving costs, as well as closures of restaurants, could materially adversely affect our business, financial condition or results of operations.

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

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of jurisdictions have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements we are subject to under the ACA which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations.

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

Risks Related to Our People and Culture

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

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. Since January 1, 2023, the State of California has a minimum wage of $15.50 per hour. Moreover, municipalities may set minimum wages above the applicable state standards, including in the municipalities in which we operate.

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

Risks Related to Regulation and Litigation

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

Delays In Obtaining Construction Permits Can Have A Material Adverse Effect on Our Business.

We typically are able to negotiate approximately 6 months to complete a construction/development of our stores before we have to make our first lease payment. Construction/development of a new restaurant takes approximately three - six months once construction permits (e.g., Health and City) are issued. Prior to the COVID-19 pandemic, permits took approximately two months to obtain. During the pandemic and as of December 31, 2023, construction permits have been significantly delayed, causing us to incur lease payments prior to the opening of such locations, which means prior to the generation of any revenues from such stores. A delay in construction permits has had a direct impact on our ability to open our three stores currently under construction/development. We are also making lease payments on all three of such stores. There can be no assurance that construction permits will be timely obtained on future stores, or that they will ever be obtained (including with respect to the two restaurants under construction/development). There is also no assurance that we can successfully negotiate an abatement on any of our existing non-cancelable leases to alleviate such costs, or that we will have the leverage to negotiate longer periods before the first rental payment is required to be made on future leases. A significant increase in lease payments prior to opening our stores could have a material adverse effect on our profitability and growth potential, since increased lease costs could cause us to divert cash away from opening new stores. If we are unable to open new stores, we could be forced to cease operations.

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

Risks Related to Our Organizational Structure & Ownership of Our Common Stock

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have an information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee of the Board of Directors. The Audit Committee oversees the implementation of the cybersecurity risk management program.

The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties.

Our executive offices are located at 6940 Beach Blvd., Suite D-705, Buena Park, CA 90621 and our telephone number is (714) 694-2403. We consider our current office space adequate for our current operations. See “Item 1. Business—Properties” for a comprehensive description of our principal physical properties.

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

(b)	Holders of Record

On April 1, 2024, there were 25 holders of record of the shares of our Class A Common Stock and one holder of Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Item 6. [Reserved.]

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

Overview of Yoshiharu

We are a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, we gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and have continued to expand our top-notch restaurant service across Southern California, currently owning and operating ten restaurant stores. We have opened one new restaurant in February 2024 and currently have two new locations under construction/development. We expect to complete the acquisition of three existing restaurants in the early second quarter of 2024 and also plan to open an additional two to four new restaurants in 2024.

We take pride in our warm, hearty, smooth, and rich bone broth, which is slowly boiled for over twelve hours. Customers can taste and experience supreme quality and deep flavors. Combining the broth with the fresh, savory, and highest-quality ingredients, we serve the perfect, ideal ramen, as well as offers customers a wide variety of sushi rolls, bento menu and other favorite Japanese cuisine. Our acclaimed signature Tonkotsu Black Ramen has become a customer favorite with its slow cooked pork bone broth and freshly made, tender chashu (braised pork belly).

Our mission is to bring our Japanese ramen and cuisine to the mainstream, by providing a meal that customers find comforting. Since the inception of the business, we have been making our own ramen broth and other key ingredients such as pork chashu and flavored eggs from scratch, whereby upholding the quality and taste of our foods, including the signature texture and deep, rich flavor of our handcrafted broth. Moreover, we believe that slowly cooking the bone broth makes it high in collagen and rich in nutrients. We also strive to present food that is not only healthy, but also affordable. We feed, entertain and delight our customers, with our active kitchens and bustling dining rooms providing happy hours, student and senior discounts, and special holiday events. As a result of our vision, customers can comfortably enjoy our food in a friendly and welcoming atmosphere.

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

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept. In addition to the strategies stated above, we expect to initiate sales of franchises in late 2024 or early 2025.

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

Appointment of New Director

On February 17, 2023, we accepted independent director Helen Lee’s formal resignation, effective immediately. Ms. Lee’s decision to resign was not due to any disagreement with the company on any matter relating to our operations, policies or practices (financial or otherwise). She was replaced on the same day by Ms. Harinne Kim.

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

Delivery and service fees. Our customers may order online through third party service providers such as Uber Eats, Door Dash, Grubhub and others. These third-party service providers charge delivery and order fees to the company.

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

Interest expenses. Interest expenses include non-cash charges related to our capital lease obligations and bank notes payable.

Income tax provision (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expenses.

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the three months and year ended December 31, 2023 compared to the three months and year ended December 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Years ended December 31,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$9,214,779	$8,282,368	$932,411	11.3%
Restaurant operating expenses:
Food, beverages and supplies	2,376,961	2,163,085	213,876	9.9%
Labor	4,234,905	3,670,681	564,224	15.4%
Rent and utilities	1,129,060	1,098,389	30,671	2.8%
Delivery and service fees	563,910	525,747	38,163	7.3%
Depreciation	545,549	658,371	(112,822)	-17.1%
Total restaurant operating expenses	8,850,385	8,116,273	734,112	9.0%
Net restaurant operating income	364,394	166,095	198,299	119.4%
General and administrative	3,419,036	2,884,770	534,266	18.5%
Compensation to related party	339,740	916,891	(577,151)	-62.9%
Advertising and marketing	120,872	148,664	(27,792)	-18.7%
Total operating expenses	3,879,648	3,950,325	(70,677)	-1.8%
Loss from operations	(3,515,254)	(3,784,230)	268,976	-7.1%
Other income (expense):
PPP loan forgiveness	-	385,900	(385,900)	-100.0%
RRF loan forgiveness	700,454	-	700,454	N/A
Gain on disposal of fixed asset	8,920	-	8,920	N/A
Other income	32,316	18,508	13,808	74.6%
Interest	(218,153)	(88,300)	(129,853)	147.1%
Loss before income taxes	(2,991,717)	(3,468,122)	476,405	-13.7%
Income tax provision	48,647	19,245	29,402	152.8%
Net loss	$(3,040,364)	$(3,487,367)	$447,003	-12.8%

	Three months ended December 31,		Increase / (Decrease)
	2023	2022	$	%

Revenue	$2,500,350	$2,536,032	$(35,682)	-1.4%
Restaurant operating expenses:
Food, beverages and supplies	589,915	669,889	(79,974)	-11.9%
Labor	1,105,707	1,025,794	79,913	7.8%
Rent and utilities	288,671	348,248	(59,577)	-17.1%
Delivery and service fees	148,771	152,151	(3,380)	-2.2%
Depreciation	149,161	103,147	46,014	44.6%
Total restaurant operating expenses	2,282,225	2,299,229	(17,004)	-0.7%
Net restaurant operating income	218,125	236,803	(18,678)	-7.9%
General and administrative	718,958	981,837	(262,879)	-26.8%
Compensation to related party	123,432	284,923	(161,491)	-56.7%
Advertising and marketing	34,279	70,366	(36,087)	-51.3%
Total operating expenses	876,669	1,337,126	(460,457)	-34.4%
Loss from operations	(658,544)	(1,100,323)	441,779	-40.1%
Other income (expense):
RRF loan forgiveness	700,454	-	700,454	N/A
Other income	17,542	12,207	5,335	43.7%
Interest	(31,276)	(26,424)	(4,852)	18.4%
Loss before income taxes	28,176	(1,114,540)	1,142,716	-102.5%
Income tax provision	19,579	6,576	13,003	197.7%
Net loss	$8,597	$(1,121,116)	$1,129,713	-100.8%

	Years ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
	(as a percentage of revenues)		(as a percentage of revenues)
Revenue	100.0%	100.0%	100.0%	100.0%
Restaurant operating expenses:
Food, beverages and supplies	25.8%	26.1%	23.6%	26.4%
Labor	46.0%	44.3%	44.2%	40.4%
Rent and utilities	12.3%	13.3%	11.5%	13.7%
Delivery and service fees	6.1%	6.3%	6.0%	6.0%
Depreciation	5.9%	7.9%	6.0%	4.1%
Total restaurant operating expenses	96.0%	98.0%	91.3%	90.7%
Net operating restaurant operating income	4.0%	2.0%	8.7%	9.3%
General and administrative	37.1%	34.8%	28.8%	38.7%
Compensation to related party	3.7%	11.1%	4.9%	11.2%
Advertising and marketing	1.3%	1.8%	1.4%	2.8%
Total operating expenses	42.1%	47.7%	35.1%	52.7%
Loss from operations	-38.1%	-45.7%	-26.3%	-43.4%
Other income (expense):
RRF loan forgiveness	7.6%	0.0%	28.0%	0.0%
Other income	0.4%	0.2%	0.7%	0.5%
Interest	-2.4%	-1.1%	-1.3%	-1.0%
Loss before income taxes	-32.5%	-41.9%	1.1%	-43.9%
Income tax provision	0.5%	0.2%	0.8%	0.3%
Net loss	-33.0%	-42.1%	0.3%	-44.2%

Revenues. Revenues were $9.2 million for the year ended December 31, 2023 compared to $8.3 million for the year ended December 31, 2022, representing an increase of approximately $0.9 million, or 11.3%. The increase in sales for the year was partially driven by $0.3 million in sales for the period from one new restaurant opened in July 2022 and another $0.7 million in sales from a new restaurant opened in April 2023, which were offset by a $0.1 million decrease in other restaurants. The seven restaurant locations that were open through all of 2022 and 2023 experienced a slight decrease in sales. Combined average monthly sales for these locations decreased by 0.8% for the year 2023 compared to 2022. Revenues for the three months ended December 31, 2022 were comparable to the three months ended December 31, 2022 although there was one more restaurant opened in the comparable period.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $2.4 million for the year ended December 31, 2023 compared to $2.2 million for the year ended December 31, 2022, representing an increase of approximately $0.2 million, or 9.9%. The increase in costs for the year ended December 31, 2023 was primarily driven by increases in revenues from the new restaurant opened in April 2023. As a percentage of sales, food, beverage and supply costs were comparable during the years ended December 31, 2023 and 2022. Food, beverage and supplies costs were approximately $590 thousand for the three months ended December 31, 2023 compared to $670 thousand for the three months ended December 31, 2022, representing a decrease of approximately $80 thousand or 11.9%.

Labor. Labor and related costs were approximately $4.2 million for the year ended December 31, 2023 compared to $3.7 million for the year ended December 31, 2022, representing an increase of approximately $0.6 million, or 15.4%. The increase in costs was largely driven by additional labor costs incurred with respect to a new restaurant opened in April 2023 and in December 2023. As a percentage of sales, labor and related costs slightly increased during the comparable years ended December 31, 2023 and 2022. Labor and related costs were approximately $1.1 million for the three months ended December 31, 2023 compared to $1.0 million for the three months ended December 31, 2022, representing an increase of approximately $0.1 million, or 7.8%. The increase in costs was mainly due to the new restaurant opened in April 2023.

Rent and utilities. Rent and utilities expenses for the year ended December 31, 2023 slightly increased compared to the year ended in December 31, 2022. The increase was primarily a result of additional occupancy expenses incurred with respect to a new restaurant opened in April 2023. As a percentage of sales, rent and utilities expenses decreased to 12.3% in the year ended December 31, 2023, compared to 13.3% for the year ended December 31, 2022. The decrease in costs as a percentage of sales was primarily driven by the increases in sales volume from both existing restaurants and a new location. Rent and utilities expenses were approximately $289 thousand for the three months ended December 31, 2023 compared to $348 thousand for the three months ended December 31, 2022, representing a decrease of approximately $60 thousand, or 17.1%.

Delivery and service fees. Delivery and service fees incurred were approximately $564 thousand for the year ended December 31, 2023 compared to $526 thousand for the year ended December 31, 2022, representing an increase of approximately $38 thousand or 7.3%, primarily due to an increase in food sales via delivery during the comparable period. As a percentage of sales, delivery and service fees ratio for the year ended December 31, 2023 was comparable to the ratio in the prior year due to comparable sales mix between the dining-in and take-out. Delivery and service fees incurred were approximately $149 thousand the three months ended December 31, 2023 compared to $152 thousand for the three months ended December 31, 2022, representing a decrease of approximately $3 thousand or 2.2% primarily due to a decrease in food sales via delivery during the comparable period.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $546 thousand for the year ended December 31, 2023 compared to $658 thousand for the year ended December 31, 2022, representing a decrease of approximately $113 thousand, or 17.1%. The decrease was primarily due to the changes in estimated depreciable lives for existing restaurants during the first quarter in 2022. As a result, the depreciation and amortization expenses as a percentage of sales decreased to 5.9% for the year ended December 31, 2023 compared to 7.9% for year ended December 31, 2022. Depreciation and amortization expenses incurred were approximately $149 thousand for the three months ended December 31, 2023 compared to $103 thousand for the three months ended December 31, 2022, representing an increase of approximately $46 thousand or 44.6% due to the increase in fixed assets during the comparable period.

General and administrative expenses. General and administrative expenses were approximately $3.4 million for the year ended December 31, 2023 compared to $2.9 million for the year ended December 31, 2022, representing an increase of approximately $0.5 million or 18.5%. This increase in general and administrative expenses was primarily due to the hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, and the construction/development of new restaurants. As a percentage of sales, general and administrative expenses increased to 37.1% for the year ended December 31, 2023 from 34.8% for the year ended December 31, 2022, primarily due to the significant increase in necessary corporate costs mentioned above outpacing the increase in sales. General and administrative expenses were approximately $719 thousands for the three months ended December 31, 2023 compared to $982 thousands for the three months ended December 31, 2022, representing a decrease of approximately $263 thousands or 26.8%. This decrease in general and administrative expenses was due to the non-recurring expenses incurred for the IPO during the comparing period in 2022.

Related party compensation: Compensation to James Chae was approximately $340 thousand for the year ended December 31, 2023 compared to $917 thousand for the year ended December 31, 2022, representing a decrease of approximately $577 thousand. With the IPO in September 2022, the board has approved a success bonus to James Chae for the amount and the employment contract was made with James Chae in November 2022 for the management of our company. As a percentage of sales, related party compensation was 3.7% for the year ended December 31, 2023 and 11.1% for the year ended December 31, 2022. Compensation to James Chae was approximately $123 thousand for the three months ended December 31, 2023 per the employment contract made in November 2022.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credit, litigation accrual, and certain executive transition costs, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Years Ended December 31,		Three Months Ended December 31,
	2023	2022	2023	2022

Net income (loss), as reported	$(3,040,364)	$(3,487,367)	$8,597	$(1,121,116)
Interest, net	218,153	88,300	31,276	26,424
Taxes	48,647	19,245	19,579	6,576
Depreciation and amortization	545,549	658,371	149,161	103,147
EBITDA	(2,228,015)	(2,721,451)	208,613	(984,969)
PPP loan forgiveness (a)	-	(385,900)	-	-
RRF loan forgiveness (b)	(700,454)	-	(700,454)	-
Restaurants opening costs (c)	545,841	169,790	114,769	103,27
Gain on disposal of fixed asset	(8,920)	-	-	-
Related party compensation (d)	-	631,968	-	-
Professional fees (e)	-	66,686	-	66,686
Adjusted EBITDA	$(2,391,548)	$(2,238,907)	$(377,072)	$(815,056)

(a) Represents income recorded upon the forgiveness of payroll protection loans from the SBA.

(b) Represents income recorded upon the forgiveness of loan from restaurant revitalization fund.

(c) Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

(d) Represents non-recurring IPO success bonus.

(e) Represents non-recurring professional expenses incurred for the IPO preparation

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

We present Restaurant-level Contribution because it excludes the impact of general and administrative expenses, which are not incurred at the restaurant-level. We also use Restaurant-level Contribution to measure operating performance and returns from opening new restaurants. Restaurant-level Contribution margin allows us to evaluate the level of Restaurant-level Contribution generated from sales.

However, you should be aware that Restaurant-level Contribution and Restaurant-level Contribution margin are financial measures which are not indicative of overall results for the company, and Restaurant-level Contribution and Restaurant-level Contribution margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

In addition, when evaluating Restaurant-level Contribution and Restaurant-level Contribution margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Contribution and Restaurant-level Contribution margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Contribution and Restaurant-level Contribution margin in the same fashion. Restaurant-level Contribution and Restaurant- level Contribution margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years and three months ended December 31, 2023 and 2022:

	Years Ended December 31,		Three Months Ended December 31,
	2023	2022	2023	2022

Net restaurant operating income, as reported	$364,394	$166,095	$218,125	$236,803
Depreciation and amortization	545,549	658,371	149,161	103,147
Restaurant-level Contribution	$909,943	$824,466	$367,286	$339,950
Operating profit margin	4.0%	2.0%	8.7%	9.3%

Restaurant-level Contribution Margin (a)	9.9%	10.0%	14.7%	13.4%

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

The following table shows the AUVs for the years ended December 31, 2023 and December 31, 2023, respectively:

	Years ended December 31,
	2023	2022

Average Unit Volumes	$1,067,726	$1,182,032

Comparable Restaurant Sales Growth

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least three months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

●	consumer recognition of our brand and our ability to respond to changing consumer preferences;

●	overall economic trends, particularly those related to consumer spending;

●	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

●	pricing;

●	guest traffic;

●	per-guest spend and average check;

●	marketing and promotional efforts;

●	local competition; and

●	opening of new restaurants in the vicinity of existing locations.

The following table shows the comparable restaurant sales growth for the years ended December 31, 2023 and December 31, 2022:

	Years ended December 31,
	2023	2022

Comparable restaurant sales growth (%)	-0.8%	9.9%
Comparable restaurant base	7	5

Number of Restaurant Openings

The following table shows the growth in our restaurant base for the years ended December 31, 2023 and December 31, 2022:

	Years ended December 31,
	2023	2022

Restaurant activity:
Beginning of period	8	6
Openings	2	2
Closing	-	-
End of period	10	8

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, borrowings from banks, and sales of common shares.

In September 2022, we consummated our IPO”) of 2,940,000 shares of Class A Common Stock at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

We believe that the expected cash flow from operations and the proceeds from the IPO will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2023	2022

Statement of Cash Flow Data:
Net cash used in operating activities	$(4,591,656)	$(3,798,770)
Net cash used in investing activities	(1,471,151)	(1,473,275)
Net cash provided by financing activities	1,386,347	10,694,064

Cash Flows Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was $4,591,656, which resulted from net loss of $3,040,364, a non-cash charge of $545,549 for depreciation and amortization which was offset by the forgiveness of Restaurant Revitalization Fund (“RRF”) of $700,454, a gain on disposal of fixed asset of $8,920 and net cash outflows of $1,387,467 from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other assets of $1,252,669, decreases due to related party expenses of $148,544 and accounts payable and accrued expenses of $33,915, which was offset by an increase in other payables of $59,785. The increase in other assets of $1,252,669 primarily consists of a payment of $729,352 in escrow to acquire assets of three restaurants in Las Vegas, $294,276 in escrow to purchase a restaurant in Southern California and an investment of $300,000 in a financial company for a fixed interest income.

Net cash used in operating activities during the year ended December 31, 2022 was $3,798,770, which resulted from net loss of $3,487,367, non-cash charges of $658,371 for depreciation and amortization which was offset by the PPP loan forgiveness of $385,900, and net cash outflows of $583,874 from changes in operating assets and liabilities. The net loss was significantly higher for the period relative to prior periods as a result of restaurant startup costs and increased general and administrative expenses. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease of $1,276,193 due to related party expense, and an increase of $150,404 in other assets, partially offset by an increase of $867,049 in accounts payable and accrued expenses. The decreases in payables to related parties were the result of repayment of expenditures incurred by the related parties in connection with the opening of new restaurants. The increase in accounts payable was primarily due to the three new restaurants opened in July 2021, February 2022 and July 2022.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2023 and 2022 was $1,471,151 and $1,473,275, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings and maintaining our existing restaurants.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $1,386,347, primarily due to $700,000 in advance from line of credit, refinanced and new bank borrowings of $812,000 and $595,400 in loan payable to financial institution, offset by $715,892 of repayment of bank borrowings and $61,161 repayment of loan payable to financial institutions.

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

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2023, as well as our long-term obligations:

	Payments due by period as of December 31, 2023
	Total	2024-2025	2026-2027	2028	Thereafter
Capital lease payments	$7,913,897	$1,817,623	$1,801,876	$862,836	$3,431,562
Bank note payables	1,406,329	692,452	361,430	90,029	262,418
EIDL loan payables	425,865	21,453	23,121	12,226	369,065
Loans payable to financial institutions	534,239	534,239	-	-	-
Total contractual obligations	$10,280,330	$3,065,767	$2,186,427	$965,091	$4,063,045

Income Taxes

We file income tax returns in the U.S. federal and California state jurisdictions.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Annual Report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our internal controls over financial reporting were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2023.

Name	Age	Position
James Chae	60	President, Chief Executive Officer, Director and Chairman of the Board
Soojae Ryan Cho	54	Chief Financial Officer
Jay Kim	61	Director
Harinne Kim	50	Director
Yusil Yeo	44	Director

Background of Executive Officers and Directors

James Chae, age 60, Chairman of the Board of Directors, Chief Executive Officer

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

Mr. Chae immigrated from South Korea to the United States as a teenager, and diligently worked to enroll at UCLA where he studied Economics. Prior to graduation, Mr. Chae began his career at California Korea Bank, one of the first banks to service Koreans living in the United States. Mr. Chae rose to the position of Loan Adjuster before venturing out on his own as an entrepreneur. While starting his own businesses, Mr. Chae often found comfort in a warm bowl of ramen to uplift him and energize his spirit, which served as the inspiration for Yoshiharu. Mr. Chae’s background in the financial services industry provided him access to restaurants and retailers which helped him understand the restaurant industry and more importantly, the necessary foundations in building a successful restaurant business. Mr. Chae believed that there was a large addressable market for ramen, and together with his experience and passion for the business, founded Yoshiharu. As the founder and controlling stockholder of our company, Mr. Chae possesses invaluable operational knowledge and insight making him qualified to serve as a member of our board of directors.

Soojae Ryan Cho, age 54, Chief Financial Officer

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

Jay Kim, age 61, Director

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

Harinne Kim, age 50, Director

Ms. Kim was appointed to serve as director effective February 17, 2023. Ms. Kim is a leading financial advisor who, since June 2017, has been the president and owner of her HariK agency. Ms. Kim is highly regarded in her field with over 23 years of experience having previously worked with regarded financial companies which include: Fidelity Investments, Vanguard, John Hancock and many more. She also holds a position as a wealth managing consultant for United Family Medicine, Chicago Kimchi, Acepex, Korean Daily Newspaper, and Hyundai Corporation over the past 10 years.

Ms. Kim has completed her education at Loyola with a specialization in Economics and Finance. Currently, she has countless list of clients which vary from individuals to corporations.

Ms. Kim possesses extensive expertise and experience in financial management, making her qualified to serve as a “financial expert”, a member of our board of directors and our Audit Committee.

Yusil Yeo, age 44, Director

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

Controlled Company

James Chae controls a majority of the combined voting power of our outstanding equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market. As a controlled company, exemptions under the standards free us from the obligation to comply with certain corporate governance requirements, including the requirements:

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

Since we intend to avail ourselves of the “controlled company” exception under the Nasdaq Stock Market rules, we do not have a Nominating and Corporate Governance Committee. These exemptions do not modify the independence requirements for our Audit Committee, and we are in compliance with the requirements of Rule 10A-3 of the Exchange Act and the rules of the Nasdaq Stock Market.

Based on the Nasdaq Stock Market corporate governance rules and the independence requirements of Rule 10A-3 of the Exchange Act, our board of directors has determined that Jay Kim, Harinne Kim and Yusil Yeo are each an independent director.

Corporate Governance and Board Structure

Our board of directors currently consists of four members. Our bylaws provide that our board of directors shall consist of at least three directors but not more than eleven directors and the authorized number of directors may be fixed from time to time by resolution of our board of directors. Based on the corporate governance rules of the Nasdaq Stock Market, Jay Kim, Harinne Kim and Yusil Yeo are independent directors.

The authorized number of directors may be changed by resolution of the board of directors. Vacancies on the board of directors can be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum, and shall hold office until the next annual meeting of the stockholders or until his or her successor is duly elected and qualified. Mr. Chae serves as the Chairman of our board of directors. See “Risk Factors—Risks Related to Our Organizational Structure & Ownership of Our Common Stock.”

Our directors hold office until the earlier of their death, resignation, retirement, qualification or removal or until their successors have been duly elected and qualified.

We have not made any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our board of directors has adopted a code of business conduct and ethics that applies to each of our directors, officers and employees. The code addresses various topics, including:

●	compliance with laws, rules and regulations;

●	conflicts of interest;

●	insider trading;

●	corporate opportunities;

●	competition and fair dealing;

●	fair employment practices;

●	recordkeeping;

●	confidentiality;

●	protection and proper use of company assets; and

●	payments to government personnel.

The full text of the Code of Business Conduct and Ethics is posted on our website at ir.yoshiharuramen.com. We intend to provide on our website all disclosures that are required by law or market rules in regard to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Board Committees

Our board of directors has two standing committees: an Audit Committee and a Compensation Committee. Each of the committees report to the board of directors as they deem appropriate, and as the board of directors may request. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities. We comply with the requirements of the Nasdaq Stock Market with respect to committee composition of independent directors as they become applicable to us. Each committee has the composition, duties and responsibilities described below.

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

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently the same person and we do not have a lead independent director. As our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having positions be held by the same person is the appropriate leadership structure for us at this time. As of December 31, 2023, we have determined that the leadership structure of our board of directors has permitted our board of directors to fulfill its duties effectively and efficiently and is appropriate given the size and scope of our company and its financial condition.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Short Swing Profit Disgorgement

James Chae, our President and Chief Executive Officer, has disbursed $2,500 to us in order for us to recapture short swing profits received by James when he acquired shares and sold them for a profit in 2023.

Insider Trading Policy

Our Code of Business Conduct and Ethics prohibits our directors, officers, and employees from purchasing or selling our securities while being aware of material, non-public information about our company as well as disclosing such information to others who may trade in securities of our company, and otherwise requires compliance with insider trading laws. We are in the process of developing a more robust insider trading policy that will apply to our directors, officers, and employees that will prohibit: (i) trading our securities during certain established periods and when in possession of material non-public information; (ii) unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities; and (iii) the use of our securities to secure a margin or other loan.

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

Objective of Executive Compensation Program

The objective of our compensation program is to provide a fair and competitive compensation package in the industry to each named executive officer (“NEO”) that will enable us to:

●	attract and hire outstanding individuals to achieve our mid-term and long-term visions;

●	motivate, develop and retain employees; and

●	align the financial interests of each named executive officer with the interests of our stakeholders including stockholders and encourage each named executive officer to contribute to enhance value of our company.

Our named executive officers for the year 2023, were:

●	James Chae, our Chairman of the Board, President and Chief Executive Officer; and

●	Soojae Ryan Cho, Chief Financial Officer.

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

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our NEOs for the years 2023 and 2022:

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
James Chae, CEO and Chairman of the Board	2023	$285,000	$55,000	-0-	-0-	-0-	-0-	-0-	$340,000

Soojae Ryan Cho, CFO	2023	$144,000	-0-	-0-	-0-	-0-	-0-	-0-	$144,000

James Chae, CEO and Chairman of the Board	2022	$285,000	$632,000	-0-	-0-	-0-	-0-	-0-	$917,000

Soojae Ryan Cho, CFO	2022	$91,000	-0-	$56,000	-0-	-0-	-0-	-0-	$147,000

Narrative to Summary Compensation Table

We entered into an employment contract on November 21, 2022 with James Chae as Chief Executive Officer for an annual salary of $285,000. There is no stock options and/or warrants program at this time, but one may be developed in the future. A copy of the employment contract is attached hereto as an exhibit.

We engaged Soojae Ryan Cho effective May 23, 2022 to serve as Chief Financial Officer of the company, effective immediately. The company’s offer letter provides for employment at will, for an initial term through May 22, 2023, which shall automatically renew annually, unless we determine not to renew the term with 60 days prior written notice. We have agreed to compensate Mr. Cho $144,000 per year, with yearly adjustments, based on performance. Mr. Cho shall also receive a restricted stock grant equal to $56,000 in shares of Class A Common Stock which will vest 3 months from the date of engagement. A copy of the offer letter is attached hereto as an exhibit.

Except as set forth above we do not currently have employment agreements with any of our NEOs.

Outstanding Equity Awards at the Year End

As of December 31, 2023, there were no outstanding equity awards for each of the NEOs.

Payments Upon Termination or Change in Control

None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control.

Retirement Plans

We do not maintain any deferred compensation, retirement, pension or profit-sharing plans.

Omnibus Equity Incentive Plan

On February 4, 2022, we adopted an incentive plan, which we refer to as the 2022 Plan, the material terms of which are described below.

Key Features

The 2022 Plan includes a number of provisions that promote best practices by reinforcing the alignment between equity compensation arrangements for eligible employees, non-employee directors and other service providers and stockholders’ interests. These provisions include, but are not limited to, the following (which are qualified in their entirety by the actual text of the 2022 Plan, which is attached as an exhibit to this Report):

●	No Discounted Options or SARs. Stock options and SARs (as defined below) generally may not be granted with exercise prices lower than the market value of the underlying shares on the grant date.
●	No Repricing without Stockholder Approval. Other than in connection with a change in our capitalization, at any time when the purchase price of a stock option or SAR is above the market value of a share, we will not, without stockholder approval, reduce the purchase price of the stock option or SAR and will not exchange the stock option or SAR for a new award with a lower (or no) purchase price or for cash.
●	No Transferability. Awards generally may not be transferred, except as otherwise provided in the 2022 Plan will or the laws of descent and distribution, unless approved by the Board and/or the Compensation Committee.
●	No Automatic Grants. The 2022 Plan does not provide for automatic grants to any individual.
●	Multiple Award Types. The 2022 Plan permits the issuance of nonstatutory stock options (NSOs), incentive stock options (ISOs), stock appreciation rights (SARs), restricted stock units (RSUs), restricted stock, other stock-based awards, and cash awards. This breadth of award types will enable us to tailor awards in light of the accounting, tax, and other standards applicable at the time of grant.
●	Clawbacks. All awards, amounts or benefits received or outstanding under the 2022 Plan will be subject to clawback, cancellation, recoupment, rescission, payback, reduction or other similar action in accordance with our clawback or similar policy or any applicable law related to such actions.
●	Independent Oversight. The 2022 Plan is administered by a committee of independent members of the board of directors.

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

Number of Authorized Shares. The total number of shares authorized to be awarded under the Plan will not exceed 1,500,000 Shares of Class A common stock, or Shares. Shares issued under the Plan will consist in whole or in part of authorized but unissued Shares, treasury Shares, or Shares purchased on the open market or otherwise, all as determined by us from time to time. Subject to adjustment under Section 15 of the 2022 Plan, 1,500,000 Shares available for issuance under the Plan will be available for issuance as Incentive Stock Options.

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

Effect of Certain Transactions

Adjustments for Changes in Capitalization. If changes in our common stock occur by reason of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in stock, or other increase or decrease in the common stock without receipt of consideration by our company, or if there occurs any spin-off, split-up, extraordinary cash dividend or other distribution of assets by our company, the number and kinds of shares for which grants of awards may be made, the number and kinds of shares for which outstanding awards may be exercised or settled, and the performance goals relating to outstanding awards, will be equitably adjusted by the company.

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

Change in Control. For any Awards outstanding as of the date of a change in control, either of the following provisions will apply, depending on whether, and the extent to which, awards are assumed, converted, or replaced by the resulting entity in a change in control, unless otherwise provided by an award agreement:

(1) To the extent such awards are not assumed, converted or replaced by the resulting entity in the change in control, then upon the change in control such outstanding awards that may be exercised will become fully exercisable, all restrictions with respect to such outstanding awards, other than for performance awards, will lapse and become vested and nonforfeitable, and for any outstanding performance awards the target payout opportunities attainable under such awards will be deemed to have been fully earned as of the change in control based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.

(2) To the extent such awards are assumed, converted, or replaced by the resulting entity in the change in control, if, within 24 months after the date of the change in control, the service provider has a separation from service by us other than for cause (which may include a separation from service by the service provider for “good reason” if provided in the applicable award agreement), then such outstanding awards that may be exercised will become fully exercisable, all restrictions with respect to such outstanding awards, other than for performance awards, will lapse and become vested and nonforfeitable, and for any outstanding performance awards the target payout opportunities attainable under such awards will be deemed to have been fully earned as of the separation from service based on the greater of an assumed achievement of all relevant performance goals at the “target” level or the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.

Term of Plan. Unless earlier terminated by the Board of Directors or the Compensation Committee, the authority to make grants under the 2022 Plan will terminate on the tenth anniversary of the 2022 Plan’s effective date.

Employee Benefits

All of our full-time employees are eligible to participate in health and welfare plans maintained by us, including:

●	medical, dental and vision benefits; and

●	basic life and accidental death & dismemberment insurance.

Our NEOs participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our NEOs.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during the years 2022 and 2023.

Director Compensation

Our employee directors did not receive any compensation for serving as a member of our board of directors during the year ended December 31, 2023. We plan to implement a compensation plan for our non-employee directors, such that non-employee directors will receive an annual cash retainer and/or an annual grant of stock options. Our committee chairpersons will receive certain additional retainer fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our voting securities as of April 1, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 1,230,246 shares of our Class A Common Stock and 100,000 of our Class B Common Stock issued and outstanding as of April 1, 2023.

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

Name of Beneficial Owner	Number of Class A Shares Beneficially Owned(1)	Percent of Class A Common Stock Outstanding(2)	Number of Class B Shares Beneficially Owned(1)	Percent of Class B Common Stock Outstanding(2)	Percent of Total Voting Power(2)(3)
James Chae	648,100	52.68%	100,000	100.00%	73.90%
Soojae Ryan Cho	1,400	*	-	-	*
Jay Kim	10,000	*	-	-	*
Harinne Kim	2,500	*	-	-	*
Yusil Yeo	1,000	*	-	-	*
All NEOs and Directors as a Group (5 persons)	663,000	53.89%	100,000	100.00%	74.57%

*	Beneficial ownership of less than 1.0% is omitted.
(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(2)	Shares of our Common Stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(3)	Our Class B Common Stock has 10 votes per share, while our Class A Common Stock has one vote per share.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our Common Stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with James Chae

In September 2021, Yoshiharu Holdings Co. was formed by James Chae as an S corporation for the purpose of acquiring all of the equity in each of the seven restaurant store entities which were previously founded and wholly owned directly by James Chae and all of the intellectual property in the business held by James Chae in exchange for an issuance of 9,450,900 shares to James Chae, which constituted all of the issued and outstanding equity in Yoshiharu Holdings Co. Such transfers were completed in the fourth quarter of 2021.

Yoshiharu Global Co. was incorporated on December 9, 2021 in Delaware by James Chae. On December 9, 2021, James Chae contributed 100% of the equity in Yoshiharu Holdings Co. to Yoshiharu Global Co. in exchange for the issuance by Yoshiharu Global Co. of 9,450,900 shares of Class A Common Stock to James Chae. On December 10, 2021, we redeemed 670,000 shares of Class A Common Stock from James Chae at par ($0.0001 per share). In December 2021, we conducted a private placement solely to accredited investors and sold 670,000 shares of Class A Common Stock at $2.00 per share, which our board of directors determined to reflect the then current fair market value of our Class A Common Stock. We have exchanged 1,000,000 shares held by James Chae into 1,000,000 shares of Class B Common Stock immediately prior to the IPO. Effective February 7, 2022, our board and stockholders unanimously approved the form of amended and restated certificate of incorporation, which clarifies the automatic conversion of Class B common stock held by James Chae into Class A Common Stock, among other things, a copy of which is attached to this Report as an exhibit.

As of December 31, 2023, James Chae owned 100% of our outstanding Class B Common Stock (100,000 shares), and 52.7% of our Class A Common Stock, and 73.9% of our total voting power. Our Class B common stock has ten votes per share, while our Class A Common Stock, which is the class of stock we sold in the IPO and is the only class of stock that is publicly traded, has one vote per share. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

Procedures for Approval of Related Party Transactions

Our board of directors has adopted a written related person transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy will be administrated by our Audit Committee. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, the relevant facts and circumstances available shall be considered, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accountant Fees and Services.

We have appointed BF Borgers CPA PC (“BFB”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. BFB has served as our independent registered public accounting firm since 2021.

Fees Billed to the Company in fiscal year 2023 and 2022

The following table sets forth the fees billed to us by our principal auditor, BFB, for professional services rendered during the fiscal years ended December 31, 2023 and December 31, 2022:

	31-Dec-23	31-Dec-22
Audit fees(1)	$198,000	$222,000
Audit related fees(2)	—	—
Tax fees(3)	12,000	11,000
All other fees	104,000	33,000
Total fees	$314,000	$266,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Pre-Approval Policy

Our Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). Our Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, our Audit Committee.

Our Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and our Audit Committee has otherwise complied with the provisions of its charter.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Yoshiharu Global Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yoshiharu Global Co. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 1, 2024

Yoshiharu Global Co. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS

Current Assets:
Cash	$1,832,661	$6,509,121
Inventories	73,023	60,899
Total current assets	1,905,684	6,570,020

Non-Current Assets:
Property and equipment, net	4,092,950	3,158,428
Operating lease right-of-use asset, net	5,459,708	5,980,888
Other assets	1,561,022	308,353
Total non-current assets	11,113,680	9,447,669

Total assets	$13,019,364	$16,017,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$647,811	$744,101
Line of credit	1,000,000	300,000
Current portion of operating lease liabilities	572,230	458,803
Current portion of bank notes payables	414,378	265,943
Current portion of loan payable, EIDL	10,526	39,652
Loans payable to financial institutions	534,239	-
Due to related party	24,176	172,720
Other payables	65,700	5,915

Total current liabilities	3,269,060	1,987,134
Operating lease liabilities, less current portion	5,689,535	6,261,767
Bank notes payables, less current portion	991,951	1,020,143
Restaurant revitalization fund	-	700,454
Loan payable, EIDL, less current portion	415,339	410,348
Total liabilities	10,365,885	10,379,846

Commitments and contingencies

Stockholders’ Equity (Deficit)
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,230,246 and 1,228,246 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	123	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	10

Additional paid-in-capital	11,994,119	11,938,119
Accumulated deficit	(9,340,773)	(6,300,409)
Total stockholders’ equity	2,653,479	5,637,843)

Total liabilities and stockholders’ equity	$13,019,364	$16,017,689

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenue:
Food and beverage	$9,214,779	$8,282,368
Total revenue	9,214,779	8,282,368

Restaurant operating expenses:
Food, beverages and supplies	2,376,961	2,163,085
Labor	4,234,905	3,670,681
Rent and utilities	1,129,060	1,098,389
Delivery and service fees	563,910	525,747
Depreciation	545,549	658,371
Total restaurant operating expenses	8,850,385	8,116,273

Net restaurant operating income	364,394	166,095

Operating expenses:
General and administrative	3,419,036	2,884,770
Related party compensation	339,740	916,891
Advertising and marketing	120,872	148,664
Total operating expenses	3,879,648	3,950,325

Loss from operations	(3,515,254)	(3,784,230)

Other income (expense):
PPP loan forgiveness	-	385,900
RRF loan forgiveness	700,454	-
Gain on disposal of fixed asset	8,920	-
Other income	32,316	18,508
Interest	(218,153)	(88,300)
Total other income	523,537	316,108

Loss before income taxes	(2,991,717)	(3,468,122)

Income tax provision	48,647	19,245

Net loss	$(3,040,364)	$(3,487,367)

Loss per share:
Basic and diluted	$(2.29)	$(3.23)

Weighted average number of common shares outstanding:
Basic and diluted	1,329,022	1,078,523

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Additional	Stock	Total	Total Stockholder’s
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 31, 2021	945,090	$95	-	$-	$554,307	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Cancellation of Class A Common Stock	(100,000)	(10)	-	-	-	-	-	(10)
Issuance of Class B Common Stock	-	-	100,000	10	-	-	-	10
Issuance of Class A Common Stock	383,756	38	-	-	11,383,812	-	-	11,383,850
Net loss	-	-	-	-	-	-	(3,487,367)	(3,487,367)

Balance at December 31, 2022	1,228,846	$123	100,000	$10	$11,938,119	$-	$(6,300,409)	$5,637,843

Issuance of Class A Common Stock	1,400	-	-	-	56,000	-	-	56,000
Net loss	-	-	-	-	-	-	(3,040,364)	(3,040,364)

Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	-	$(9,340,773)	$2,653,479

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,040,364)	$(3,487,367)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	545,549	658,371
Gain on disposal of fixed asset	(8,920)	-
PPP loan forgiveness	-	(385,900)
RRF loan forgiveness	(700,454)	-
Changes in assets and liabilities:
Inventories	(12,124)	(24,326)
Other assets	(1,252,669)	(150,404)
Accounts payable and accrued expenses	(33,915)	883,871
Due to related party	(148,544)	(1,276,193
Other payables	59,785	(16,822
Net used in operating activities	(4,591,656)	(3,798,770

Cash flows from investing activities:
Purchases of property and equipment	(1,471,151)	(1,473,275)
Net cash used in investing activities	(1,471,151)	(1,473,275)

Cash flows from financing activities:
Advance from line of credit	700,000	300,000
Proceeds from borrowings	812,000	258,133
Repayments on bank notes payables	(715,892)	(209,719)
Proceeds from loan payable to financial institutions	595,400	-
Repayment of loan payable to financial institutions	(61,161)	-
Proceeds from sale of common shares	56,000	10,345,650
Net cash provided by financing activities	1,386,347	10,694,064

Net (decrease) increase in cash	(4,676,460)	5,422,019

Cash – beginning of period	6,509,121	1,087,102

Cash – end of period	$1,832,661	$6,509,121

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$-	$385,900
Forgiveness of restaurant revitalization fund (RRF) loan	$700,454	-

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$218,153	$88,300
Income taxes	$48,647	$19,245

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

On November 22, 2023, Yoshiharu Global Co. (the “Company”) filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with Class A common Stock, “Common Stock”), in the ratio of 1-for-10 (the “Reverse Stock Split”) to be effective at 11:59 p.m. eastern on November 27, 2023. The Common Stock began trading on a split-adjusted basis at the market open on Tuesday, November 28, 2023.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized, issued, and outstanding shares of the preferred stock of the Company were not changed.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $121,000 and $149,000 for the years ended December 31, 2023 and 2022, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

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

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31	December 31,
	2023	2022

Leasehold Improvements	$4,447,705	$3,533,609
Furniture and equipment	902,736	639,424
Vehicles	438,521	161,821

Total property and equipment	5,788,962	4,334,854
Accumulated depreciation	(1,696,012)	(1,176,426)

Total property and equipment, net	$4,092,950	$3,158,428

Total depreciation was $545,549 and $658,371 and for the years ended December 31, 2023 and 2022, respectively.

4. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2024 and it is management’s intention to renew the facility. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. The outstanding balance was $1,000,000 and $300,000 at December 31, 2023 and 2022, respectively.

5. BANK NOTES PAYABLES

	December 31,	December 31,
	2023	2022

September 22, 2017 ($250,000) - AA	$-	$141,684
November 27, 2018 ($780,000) - JJ	331,022	441,735
February 13, 2020 ($255,000) - CC	-	197,700
September 14, 2021 ($197,000) - CC	164,418	138,778
September 15, 2021 ($199,000) - DD	-	178,905
April 22, 2022 ($195,000) - Cerritos	174,492	187,284
May 22, 2023 ($138,000) - BB	121,951	-
May 22, 2023 ($196,000) - CC	173,169	-
May 22, 2023 ($178,000) - DD	158,309	-
September 13, 2023 ($150,000) - Garden Grove	141,484	-
September 13, 2023 ($150,000) - Laguna	141,484	-
Total bank notes payables	1,406,329	1,286,086

Less - current portion	(414,378)	(265,943)
Total bank notes payables, less current portion	$991,951	$1,020,143

The following table provides future minimum payments as of December 31, 2023:

For the years ended	Amount
2024	$414,378
2025	278,074
2026	180,715
2027	180,715
2028	90,029
Thereafter	262,418

Total	$1,406,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. BANK NOTES PAYABLES (Continued)

September 22, 2017 – $250,000 – Global AA Group, Inc.

On September 22, 2017, Global AA Group, Inc. (the “AA”) executed the standard loan documents required for securing a loan of $250,000 from the U.S. Small Business Administration (the “SBA”), with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global BB Group, Inc. As of December 31, 2023 and December 31, 2022, the balance of the loan is zero and $141,684, respectively.

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2023 and 2022, the balance of the loan is $331,022 and $441,735, respectively.

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

February 13, 2020 – $255,000 – Global CC Group, Inc.

On February 13, 2020, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $255,000 from the SBA, with proceeds to be used for working capital purposes. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global CC Group, Inc. As of December 31, 2023 and December 31, 2022, the balance of the loan is zero and $197,700, respectively.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2023 and 2022, the balance of the loan is $164,418 and $138,778, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,575.56 per month which includes principal and interest with an interest rate of 10.50%. The balance of principal and interest is payable on September 14, 2031.

September 15, 2021– $199,000 – Global DD Group, Inc.

On September 15, 2021, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $199,000 from the SBA, with proceeds to be used for working capital. The Company refinanced the loan with a commercial bank on May 22, 2023 under the Global DD Group, Inc. As of December 31, 2023 and December 31, 2022, the balance of the loan is zero and $178,905, respectively.

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2023 and December 31, 2022, the balance of the loan is $174,492 and $187,284, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,598.61 per month which includes principal and interest with an initial interest rate of 10.50%. The balance of principal and interest is payable on April 22, 2032.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of December 31, 2023, the balance of the loan is $121,951.

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

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of December 31, 2023, the balance of the loan is $173,169.

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

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of December 31, 2023, the balance of the loan is $158,309.

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

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2023, the balance of the loan is $141,484.

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

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2023, the balance of the loan is $141,484.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	December 31,	December 31,
	2023	2022

June 13, 2020 ($150,000 - EIDL ) - AA	$142,104	$150,000
June 13, 2020 ($150,000 - EIDL ) - BB	142,119	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	141,642	150,000

Total loans payables, EIDL	425,865	450,000

Less - current portion	(10,526)	(39,652)

Total loans payables, EIDL, less current portion	$415,339	$410,348

The following table provides future minimum payments as of December 31, 2023:

For the years ended	Amount
2024	$10,526
2025	10,927
2026	11,344
2027	11,777
2028	12,226
Thereafter	369,065

Total	$425,865

June 13, 2020 – $142,104 – Global AA Group, Inc.

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

June 13, 2020 – $142,119 – Global BB Group, Inc.

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

July 15, 2020 – $141,642 – Global JJ Group, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	December 31, 2023	December 31, 2022

November 17, 2023 ($76,400) – AA Loan agreement with principal amount of $76,400 and repayment rate of 44.17% for a total of $93,972. The loan payable matures on November 11, 2024	65,896	-
November 17, 2023 ($115,600) - BB Loan agreement with principal amount of $115,600 and repayment rate of 43.01% for a total of $142,188. The loan payable matures on November 11, 2024	101,649	-
November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	85,080	-
November 30, 2023 ($132,100) - CC (EV) Loan agreement with principal amount of $132,100 and repayment rate of 43.39% for a total of $162,483. The loan payable matures on November 24, 2024	123,276	-
November 20, 2023 ($89,400) - JJ (BP) Loan agreement with principal amount of $89,400 and repayment rate of 44.54% for a total of $110,856. The loan payable matures on November 14, 2024	81,299	-
November 20, 2023 ($90,900) - JJ (OR) Loan agreement with principal amount of $90,900 and repayment rate of 43.99% for a total of $111,807. The loan payable matures on November 14, 2024	77,039	-
Total loan payable	$534,239	$-

9. RESTAURANT REVITALIZATION FUND

	December 31,	December 31,
	2023	2022

June 1, 2021 (700,454 - Restaurant Revitalization Fund) - JJ	$-	$700,454

Total restaurant revitalization fund	$-	$700,454

Less - current portion		-

Total restaurant revitalization fund, less current portion	$-	$700,454

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

On November 28, 2023, $700,454 in principal was forgiven by the SBA.

As of December 31, 2023, none of the notes payables, loans payables are in default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of December 31, 2023 and 2022, the balance was $24,176 and $172,720, respectively.

●	Related party compensation - For the years ended December 31, 2023 and 2022, the compensation to James Chae was $339,740 and $916,891, respectively. $631,968 of the 2022 compensation was made pursuant to a nonwritten arrangement, in exchange for Mr. Chae’s services rendered in connection with the successful completion of our IPO and the remaining compensation was made pursuant to a written arrangement.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange of class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

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

In accordance with ASC 842, the components of lease expense were as follows:

	December 31,
For the years ended	2023	2022
Operating lease expense	$978,504	$530,722
Total lease expense	$978,504	$530,722

In accordance with ASC 842, other information related to leases was as follows:

	December 31,
For the years ended	2023	2022
Operating cash flows from operating leases	$826,307	$538,909
Cash paid for amounts included in the measurement of lease liabilities	$826,307	$538,909

Weighted-average remaining lease term—operating leases		8.0 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2023	$893,761
2024	923,862
2025	919,143
2026	882,733
2027	862,836
Thereafter	3,431,562
Total undiscounted cash flows	$7,913,897

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	8.0 Years
Weighted-average discount rate	7%
Present values	$6,261,765

Lease liabilities—current	572,230
Lease liabilities—long-term	5,689,535
Lease liabilities—total	$6,261,765

Difference between undiscounted and discounted cash flows	$1,652,132

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY

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

On November 22, 2023, Yoshiharu Global Co. (the “Company”) filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock” and, together with Class A common Stock, “Common Stock”), in the ratio of 1-for-10 (the “Reverse Stock Split”) to be effective at 11:59 p.m. eastern on November 27, 2023. The Common Stock began trading on a split-adjusted basis at the market open on Tuesday, November 28, 2023.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized, issued, and outstanding shares of the preferred stock of the Company were not changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY (Continued)

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

On November 22, 2023, Yoshiharu Global Co. (the “Company”) filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued Class B common stock, par value $0.0001 per share in the ratio of 1-for-10 (the “Reverse Stock Split”) to be effective at 11:59 p.m. eastern on November 27, 2023. As a result, total of 100,000 shares of Class B common stock were issued and outstanding as of December 31, 2023.

13. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the year. The Company did not have any dilutive common shares for the years ended December 31, 2023 and 2022, respectively.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the audited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended December 31, 2023.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed November 22, 2023 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2023).
3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to Quarterly report on Form 10-Q filed on November 14, 2022)
4.3	Description of Securities*
10.1	Form of IPO Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 31, 2022)
10.2	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
10.3	Commercial Lease by and between Daniel D. Lim and Global JJ Group, Inc. dated November 1, 2015 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.4	Retail Center Lease Agreement by between the Source at Beach, LLC and Global JJ Group, Inc. dated May 1, 2015 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.5	Commercial Lease Agreement by and between Juan Caamano and Global AA Group, Inc. dated September 6, 2016 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.6	Shopping Center Lease by and between La Miranda Center, Inc. and Global DD Group, Inc. dated July 1, 2020 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.7	Retail Lease by and between Irvine Orchard Hills Retail, LLC and Yoshiharu Irvine dated December 30, 2020 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.8	Lease between Tarpon Property Ownership 2 LLC and Global BB Group, Inc. dated August 22, 2019 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.9	Shopping Center Lease by and between the Price Reit, Inc. and Global CC Group, Inc. dated March 2, 2021 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.10	Lease Agreement by and between SY Ventures V, LLC and Global AA Group, Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.11	Lease by and between Cerritos West Covenant Group LLC and Yoshiharu Cerritos dated March 2, 2021 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.12	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 23, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.13	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated July 23, 2021 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.14	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 5, 2021 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.15	Promissory Note, dated November 27, 2018, by and between Global AA Group, Inc., Global JJ Group, Inc. and Pacific City Bank (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.16	Yoshiharu Global Co. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022).
10.17	Employee Offer Letter between Yoshiharu Global Co. and Soojae Ryan Cho, dated May 23, 2022 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 27, 2022).
10.18	Shopping Center Lease by and between Center Pointe LLC and Yoshiharu Menifee, dated May 24, 2022 (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022).
10.19	Lease Agreement by and between California Property Owner I, LLC and Yoshiharu Clemente, dated May 31, 2022 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022).
Employment Contract between James Chae and Yoshiharu Global Co., dated November 21, 2022 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on March 30, 2023).
10.20	Asset Purchase Agreement by and among Jianga LLC, HJH LLC, Ramen Aku LLC, Jihyuck Hwang, and Yoshiharu Global Co. dated November 21, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 27, 2023).
10.21	Seller Carry Loan Note issued by Yoshiharu LV and Yoshiharu Global Co. for the benefit of Jihyuck Hwang dated November 21, 2023 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 27, 2023).
10.22	Convertible Note Agreement by and among Yoshiharu LV and Yoshiharu Global Co. for the benefit of Jihyuck Hwang dated November 21, 2023 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on November 27, 2023).
10.23	Securities Purchase Agreement by and between Yoshiharu Global Co. and Alumni Capital LP dated January 4, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 10, 2024).
10.24	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.25	Lease agreement by and between SVAP II Chapman, LLC and Yoshiharu Garden Grove, dated as of July 15, 2022 (incorporated by reference to Exhibit 10.3 to Quarterly report on Form 10-Q filed on November 14, 2022)
10.26	Lease by and between Ocean Ranch II, LLC and Yoshiharu Global Co., dated July 18, 2022 (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022)
17.1*	Resignation Letter of Helen Lee
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Chae	Chairman of the Board of Directors, President, Chief	April 1, 2024
James Chae	Executive Officer and Principal Executive Officer

/s/ Soojae Ryan Cho	Chief Financial Officer, Treasurer and Secretary,	April 1, 2024
Soojae Ryan Cho	Principal Financial and Accounting Officer

/s/ Jay Kim	Director	April 1, 2024
Jay Kim

/s/ Harinne Kim	Director	April 1, 2024
Harinne Kim

/s/ Yusil Yeo	Director	April 1, 2024
Yusil Yeo

56