Form 10-K/A
period 2023-12-31
Yoshiharu Global Co.
filed 2024-07-31
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to provide immaterial amendments to the financial statements of Yoshiharu Global Co. (the “Company”), including the notes to the financial statements, for the years ended December 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the years ended December 31, 2023 and 2022, filed with the Securities and Exchange Commission on July 30, 2024 (“Form 10-K), and in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from BCRG Group (“BCRG”), included in this Amendment, and to make certain other changes as described herein.

The following items have also been amended to reflect the immaterial amendments:

●	Part I, Item 1. Business

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part III, Item 14. Principal Accountant Fees and Services

●	Exhibit 21.1. Subsidiaries of Registrant

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

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

The table below shows the locations of our restaurants as of the date of this Report:

Store Location	Address	Year Launched
Orange	1891 N Tustin St, Orange, CA 92865	2016
Buena Park	6970 Beach Blvd, #F206 Buena Park, CA 90621	2017
Whittier	8426 Laurel Ave, STE A Whittier, CA 90605	2017
Chino	4004 Grand Ave STE C Chino, CA 91710	2019
Eastvale	4910 Hamner Ave STE 150, Eastvale, CA 91752	2020
Irvine	3935 Portola Pkwy, Irvine, CA 92602	2021
La Mirada	12806 La Mirada Blvd, La Mirada, CA 90638	2022
Cerritos	11533 South St, Cerritos, CA 90703	2022
Corona	440 N Mckinley St STE 101, Corona, CA 92879	2023
Garden Grove	9812 Chapman Avenue Garden Grove, CA 92841	2023
Laguna	32341 Golden Lantern, STE B, Laguna Niguel, CA 92677	1Q 2024*[1]
Menifee	27311 Newport Road, Suite 320, Menifee, CA 92584	3Q 2024*[2]
San Clemente	638 Camino de Los Mares STE 16, San Clemente, CA 92673	3Q 2024*[2]
Las Vegas	6125 S. Fort Apache Road, Suite 200, Las Vegas, NV 89148	2Q 2024*[3]
Las Vegas	280 E Flamingo Road, Suite C, Las Vegas, NV 89169	2Q 2024*[3]
Las Vegas	6572 N Decatur Blvd., Las Vegas, NV 89131	2Q 2024*[3]

*1 Opened in February 2024.

*2 Under construction.

*3 Acquired in April 2024

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

Labor is a primary component in the cost of operating our restaurants. We are currently experiencing labor shortages which is a risk that we share with our competitors. The availability of qualified employees is scarce. Additionally, labor costs have increased due to recent minimum wage increases in California and the fact that we employ fewer employees who are working extended hours and therefore we are experiencing an increase of overtime payable to such employees, If we continue to face labor shortages or increased labor costs because of these factors or as a result of increased competition for employees, higher employee turnover rates, additional increases in federal, state or local minimum wage rates or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. We are experiencing problems in recruiting and retaining employees, and our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

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

On July 30, 2024, there were 25 holders of record of the shares of our Class A Common Stock and one holder of Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2023	2022

Net income (loss), as reported	$(3,040,364)	$(3,487,367)
Interest, net	218,153	88,300
Taxes	48,647	19,245
Depreciation and amortization	545,549	658,371
EBITDA	(2,228,015)	(2,721,451)
PPP loan forgiveness (a)	-	(385,900)
RRF loan forgiveness (b)	(700,454)	-
Restaurants opening costs (c)	545,841	169,790
Gain on disposal of fixed asset	(8,920)	-
Related party compensation (d)	-	631,968
Professional fees (e)	-	66,686
Adjusted EBITDA	$(2,391,548)	$(2,238,907)

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years and three months ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Net restaurant operating income, as reported	$364,394	$166,095
Depreciation and amortization	545,549	658,371
Restaurant-level Contribution	$909,943	$824,466
Operating profit margin	4.0%	2.0%

Restaurant-level Contribution Margin (a)	9.9%	10.0%

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our voting securities as of July 30, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 1,230,246 shares of our Class A Common Stock and 100,000 of our Class B Common Stock issued and outstanding as of July 30, 2023.

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

From time to time, the Company borrowed money from James Chae. The balance is non-interest bearing and due on demand. As of December 31, 2023 and 2022, the balance was $24,176 and $172,720, respectively.

Included in other assets, there is a loan to Won Zo Whittier, 100% owned by James Chae. The loan has 5 year term with no interest. As of December 31, 2023 and 2022, the balance was $100,300and $39,300, respective.

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

Fees Billed to the Company in fiscal year 2023 and 2022

The following table sets forth the fees billed to us by our auditors, BCRG and BFB, for professional services rendered during the fiscal years ended December 31, 2023 and December 31, 2022:

	31-Dec-23	31-Dec-22
Audit fees(1)	$248,000	$282,000
Audit related fees(2)	—	—
Tax fees(3)	12,000	11,000
All other fees	104,000	33,000
Total fees	$364,000	$326,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Yoshiharu Global Co. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yoshiharu Global Co. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024

Irvine, CA

July 30, 2024

Yoshiharu Global Co. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS

Current Assets:
Cash	$1,462,326	$6,138,786
Inventories	73,023	60,899
Total current assets	1,535,349	6,199,685

Non-Current Assets:
Property and equipment, net	4,092,950	3,158,428
Operating lease right-of-use asset, net	5,459,708	5,980,888
Other assets	1,931,357	678,688
Total non-current assets	11,484,015	9,818,004

Total assets	$13,019,364	$16,017,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$647,811	$744,101
Line of credit	1,000,000	300,000
Current portion of operating lease liabilities	572,230	458,803
Current portion of bank notes payables	414,378	265,943
Current portion of loan payable, EIDL	10,526	39,652
Loans payable to financial institutions	534,239	-
Due to related party	24,176	172,720
Other payables	65,700	5,915

Total current liabilities	3,269,060	1,987,134
Operating lease liabilities, less current portion	5,689,535	6,261,767
Bank notes payables, less current portion	991,951	1,020,143
Restaurant revitalization fund	-	700,454
Loan payable, EIDL, less current portion	415,339	410,348
Total liabilities	10,365,885	10,379,846

Commitments and contingencies

Stockholders’ Equity (Deficit)
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,230,246 and 1,228,246 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	123	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	10

Additional paid-in-capital	11,994,119	11,938,119
Accumulated deficit	(9,340,773)	(6,300,409)
Total stockholders’ equity	2,653,479	5,637,843)

Total liabilities and stockholders’ equity	$13,019,364	$16,017,689

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenue:
Food and beverage	$9,214,779	$8,282,368
Total revenue	9,214,779	8,282,368

Restaurant operating expenses:
Food, beverages and supplies	2,376,961	2,163,085
Labor	4,234,905	3,670,681
Rent and utilities	1,129,060	1,098,389
Delivery and service fees	563,910	525,747
Depreciation	545,549	658,371
Total restaurant operating expenses	8,850,385	8,116,273

Net restaurant operating income	364,394	166,095

Operating expenses:
General and administrative	3,419,036	2,884,770
Related party compensation	339,740	916,891
Advertising and marketing	120,872	148,664
Total operating expenses	3,879,648	3,950,325

Loss from operations	(3,515,254)	(3,784,230)

Other income (expense):
PPP loan forgiveness	-	385,900
RRF loan forgiveness	700,454	-
Gain on disposal of fixed asset	8,920	-
Other income	32,316	18,508
Interest	(218,153)	(88,300)
Total other income	523,537	316,108

Loss before income taxes	(2,991,717)	(3,468,122)

Income tax provision	48,647	19,245

Net loss	$(3,040,364)	$(3,487,367)

Loss per share:
Basic and diluted	$(2.29)	$(3.23)

Weighted average number of common shares outstanding:
Basic and diluted	1,329,022	1,078,523

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Additional	Stock	Total	Total Stockholder’s
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 31, 2021	945,090	$95	-	$-	$554,307	$(60,000)	$(2,813,042)	$(2,318,640)

Payments received for prior year subscription	-	-	-	-	-	60,000	-	60,000
Reclassification of Class A Common Stock to Class B Common Stock	(100,000)	(10)	-	-	-	-	-	(10)
Issuance of Class B Common Stock	-	-	100,000	10	-	-	-	10
Issuance of Class A Common Stock	383,756	38	-	-	11,383,812	-	-	11,383,850
Net loss	-	-	-	-	-	-	(3,487,367)	(3,487,367)

Balance at December 31, 2022	1,228,846	$123	100,000	$10	$11,938,119	$-	$(6,300,409)	$5,637,843

Issuance of Class A Common Stock	1,400	-	-	-	56,000	-	-	56,000
Net loss	-	-	-	-	-	-	(3,040,364)	(3,040,364)

Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	-	$(9,340,773)	$2,653,479

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,040,364)	$(3,487,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	545,549	658,371
Gain on disposal of fixed asset	(8,920)	-
PPP loan forgiveness	-	(385,900)
RRF loan forgiveness	(700,454)	-
Changes in assets and liabilities:
Inventories	(12,124)	(24,326)
Other assets	(1,252,669)	(150,404)
Accounts payable and accrued expenses	(33,915)	883,871
Due to related party	(148,544)	(1,276,193
Other payables	59,785	(16,822
Net used in operating activities	(4,591,656)	(3,798,770

Cash flows from investing activities:
Purchases of property and equipment	(1,471,151)	(1,473,275)
Net cash used in investing activities	(1,471,151)	(1,473,275)

Cash flows from financing activities:
Advance from line of credit	700,000	300,000
Proceeds from borrowings	812,000	258,133
Repayments on bank notes payables	(715,892)	(209,719)
Proceeds from loan payable to financial institutions	595,400	-
Repayment of loan payable to financial institutions	(61,161)	-
Proceeds from sale of common shares	56,000	10,345,650
Net cash provided by financing activities	1,386,347	10,694,064

Net (decrease) increase in cash	(4,676,460)	5,422,019

Cash – beginning of period	6,138,786	716,767

Cash – end of period	$1,462,326	$6,138,786

Supplemental disclosures of non-cash financing activities:
Forgiveness of paycheck protection program (PPP) loan	$-	$385,900

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$218,153	$88,300
Income taxes	$48,647	$19,245

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31	December 31,
	2023	2022

Leasehold Improvements	$4,447,705	$3,533,609
Furniture and equipment	902,736	639,424
Vehicles	438,521	161,821

Total property and equipment	5,788,962	4,334,854
Accumulated depreciation	(1,696,012)	(1,176,426)

Total property and equipment, net	$4,092,950	$3,158,428

Total depreciation was $545,549 and $658,371 and for the years ended December 31, 2023 and 2022, respectively.

4. OTHER ASSETS

Other assets consisted of the following:

	December 31	December 31,
	2023	2022

Escrow deposit to acquire assets from Las Vegas restaurants	$729,352	$-
Security deposits	209,844	139,336
Tenant improvement receivable	370,335	370,335
Loan to Won Zo Whittier	100,300	39,300
Others	521,526	129,717

Total other assets	$1,931,357	$678,688

5. LINE OF CREDIT

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

6. BANK NOTES PAYABLES

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

6. BANK NOTES PAYABLES (Continued)

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

117711

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, PPP

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

7. LOAN PAYABLES, PPP (Continued)

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

On February 24, 2022, $166,700 in principal and $1,704 in interest was forgiven by the SBA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOAN PAYABLES, EIDL

	December 31,	December 31,
	2023	2022

June 13, 2020 ($150,000 - EIDL) - AA	$142,104	$150,000
June 13, 2020 ($150,000 - EIDL) - BB	142,119	150,000
July 15, 2020 ($150,000 - EIDL) - JJ	141,642	150,000

Total loans payables, EIDL	425,865	450,000

Less - current portion	(10,526)	(39,652)

Total loans payables, EIDL, less current portion	$415,339	$410,348

The following table provides future minimum payments as of December 31, 2023:

For the years ended	Amount
2024	$10,526
2025	10,927
2026	11,344
2027	11,777
2028	12,226
Thereafter	369,065

Total	$425,865

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

8. LOAN PAYABLES, EIDL (Continued)

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

Total interest expense was $26,316 and $26,316 for the years ended December 31, 2023 and 2022, respectively, related to EIDL loan payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

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

Total interest expense was $26,227 and $0 for the years ended December 31, 2023 and 2022, respectively, related to loans payable to financial institution.

10. RESTAURANT REVITALIZATION FUND

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

Total interest expense was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of December 31, 2023 and 2022, the balance was $24,176 and $172,720, respectively.

●	Related party compensation - For the years ended December 31, 2023 and 2022, the compensation to James Chae was $339,740 and $916,891, respectively. $631,968 of the 2022 compensation was made pursuant to a nonwritten arrangement, in exchange for Mr. Chae’s services rendered in connection with the successful completion of our IPO and the remaining compensation was made pursuant to a written arrangement.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange of class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2023	2022

Current provision (benefit):
Federal	$-	$-
State	48,647	19,245
Total current provision (benefit)	48,647	19,245

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$48,647	$19,245

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

December 31,	2023	2022

Statutory federal rate	21.00%	21%
State income taxes net of federal income tax benefit and others	6.98%	6.98%
Permanent differences for tax purposes and others	0.00%	0%
Change in valuation allowance	-27.98%	-27.98%

Effective tax rate	0.00%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 6.98% due to the change in the valuation allowance.

December 31,	2023	2022

Deferred tax assets:
Net operating loss	$1,438,000	$862,000
Other temporary differences	-	-

Total deferred tax assets	1,438,000	862,000
Less – valuation allowance	(1,438,000)	(862,000)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2022, the Company had available net operating loss carryovers of approximately $4,105,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2023, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $6,849,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

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

14. STOCKHOLDERS’ EQUITY

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

14. STOCKHOLDERS’ EQUITY (Continued)

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

15. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the year. The Company did not have any dilutive common shares for the years ended December 31, 2023 and 2022, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the audited consolidated financial statements were available to be issued.

On January 5, 2024, Yoshiharu Global Co. entered into a Securities Purchase Agreement with Alumni Capital LP, an accredited investor, allowing the Company to sell up to $5,000,000 in class A common stock to the Investor, subject to certain conditions including SEC approval of a registration statement. The Company controls the timing and amount of these sales until June 30, 2024, influenced by market conditions and trading prices. The shares will be sold at either 85% or 96% of the lowest trading price over the five days prior to closing, with specific limits on the amounts for each price option. The total shares sold cannot exceed 237,885 without stockholder approval, and the Investor’s ownership is capped at 9.99% of the outstanding shares. As consideration, the Company will issue 24,950 shares of Common Stock to the Investor, divided into two tranches.

On May 3, 2024, the SEC barred BF Borgers CPA PC and its sole audit partner, Benjamin F. Borgers, from practicing before the SEC. Following this order, Yoshiharu Global Co.’s Audit Committee unanimously decided to dismiss Borgers as their independent registered public accounting firm on May 7, 2024. Subsequently, on May 16, 2024, the Committee approved the engagement of BCRG Group as the new independent auditor. During the two most recent fiscal years and up until May 16, 2024, Yoshiharu Global Co. had no consultations with BCRG regarding accounting principles or audit opinions, and there were no disagreements or reportable events involving BCRG.

On June 12, 2024, Yoshiharu Global Co. executed an amended and restated asset purchase agreement with Mr. Jiyuck Hwang, allowing for separate closings of the restaurants at a lender’s request, effective as of April 20, 2024. The agreement involves the Company purchasing assets of three restaurant entities (Jjanga, HJH, and Aku) from Hwang for $1.8 million in cash, a $600,000 promissory note, and a $1.2 million convertible note. The promissory note will be repaid in two equal installments without interest, while the convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on a specific price formula. Hwang will become Managing Director of the new Las Vegas restaurants under a three-year employment agreement with a base salary of $180,000 and potential bonuses based on performance. The agreement includes standard representations, warranties, indemnifications, and closing conditions, including an audit of target assets.

On June 21, 2024, Yoshiharu Global Co. received a notification from Nasdaq indicating that the company failed to comply with the filing requirement of Listing Rule 5250(c)(1) due to its delayed Form 10-Q for the quarter ending March 31, 2024. Nasdaq has given the company 60 days to submit a compliance plan, and if accepted, an exception period of up to 180 days (until December 16, 2024) to regain compliance. If the plan is not accepted, the company can appeal to the Hearings Panel, but there is no assurance of a favorable outcome. Nasdaq also requires the company to publicly announce the receipt of this notification within four days to avoid a trading halt. This disclosure was made via a Form 8-K, with a related press release attached.

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

July 30, 2024	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Chae	Chairman of the Board of Directors, President, Chief	July 30, 2024
James Chae	Executive Officer and Principal Executive Officer

/s/ Soojae Ryan Cho	Chief Financial Officer, Treasurer and Secretary,	July 30, 2024
Soojae Ryan Cho	Principal Financial and Accounting Officer

/s/ Jay Kim	Director	July 30, 2024
Jay Kim

/s/ Harinne Kim	Director	July 30, 2024
Harinne Kim

/s/ Yusil Yeo	Director	July 30, 2024
Yusil Yeo

56