Form 10-Q
period 2024-03-31
Yoshiharu Global Co.
filed 2024-08-14
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant has 1,242,722 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of March 31, 2024.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	March 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$1,355,738	$1,462,326
Accounts receivable	94,135	-
Inventories	77,151	73,023
Total current assets	1,527,024	1,535,349

Non-Current Assets:
Property and equipment, net	4,278,910	4,092,950
Operating lease right-of-use asset	5,322,909	5,459,708
Other assets	1,584,395	1,931,357
Total non-current assets	11,186,214	11,484,015

Total assets	$12,713,238	$13,019,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$674,989	$647,811
Line of credit	1,000,000	1,000,000
Current portion of operating lease liabilities	589,561	572,230
Current portion of bank notes payables	685,978	414,378
Current portion of loan payable, EIDL	7,931	10,536
Loans payable to financial institutions	365,470	534,239
Due to related party	81,097	24,176
Other payables	65,700	65,700

Total current liabilities	3,470,726	3,269,060
Operating lease liabilities, less current portion	5,534,934	5,689,535
Bank notes payables, less current portion	1,450,826	991,951
Loan payable, EIDL, less current portion	415,329	415,329
Total liabilities	10,871,815	10,365,885

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,242,722 shares issued and outstanding at March 31, 2024 and 1,230,246 shares issued and outstanding at December 31, 2023	124	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	10	10

Additional paid-in capital	12,058,267	11,994,119
Accumulated deficit	(10,216,978)	(9,340,773)
Total stockholders’ equity	1,841,423	2,653,479

Total liabilities and stockholders’ equity	$12,713,238	$13,019,364

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023

Revenue:
Food and beverage	$2,811,609	$2,479,574
Total revenue	2,811,609	2,479,574

Restaurant operating expenses:
Food, beverages and supplies	667,892	651,446
Labor	1,286,534	1,138,067
Rent and utilities	318,568	298,463
Delivery and service fees	143,361	147,837
Depreciation	170,682	128,270
Total restaurant operating expenses	2,587,037	2,364,083

Net operating restaurant operating income (loss)	224,572	115,491

Operating expenses:
General and administrative	920,401	1,060,453
Related party compensation	42,154	112,048
Advertising and marketing	33,904	26,342
Total operating expenses	996,459	1,198,843

Loss from operations	(771,887)	(1,083,352)

Other income (expense):
Interest	(104,318)	(61,137)
Total other income (expense), net	(104,318)	(61,137)

Loss before income taxes	(876,205)	(1,144,489)

Income tax provision	-	-

Net income (loss)	$(876,205)	$(1,144,489)

Income (loss) per share:
Basic and diluted	(0.65)	(1.01)

Weighted average number of common shares outstanding:
Basic and diluted	1,341,488	1,136,274

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	12,476	1	-	-	64,148	-	64,149

Net loss	-	-	-	-	-	(876,205)	(876,205)

Balance at March 31, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(10,216,978)	$1,841,423

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,228.846	$123	100,000	$10	$11,938,119	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	(1,144,489)	(1,144,489)

Balance at March 31, 2023 (unaudited)	1,228,846	$123	100,000	$10	$11,938,119	$(7,445,871)	$4,493,354

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(876,205)	$(1,144,489)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,682	128,270
Changes in assets and liabilities:
Accounts receivable	(94,135)	-
Inventories	(4,128)	6,337
Other assets	346,962	(709,109)
Accounts payable and accrued expenses	26,707	41,684
Due to related party	56,921	(155,753)
Other payables	-	64,258
Net cash used in operating activities	(373,196)	(1,768,802)

Cash flows from investing activities:
Purchases of property and equipment	(356,642)	(938,984)
Net cash used in investing activities	(356,642)	(938,984)

Cash flows from financing activities:
Advance from line of credit	-	500,000
Proceeds from borrowings	812,000	-
Repayments on bank notes payables	(84,130)	(87,215)
Repayment of loan payable to financial institutions	(168,769)	-
Proceeds from sale of common shares	64,149	-
Net cash provided by financing activities	623,250	412,785

Net decrease in cash	(106,588)	(2,295,001)

Cash – beginning of period	1,462,326	6,138,786

Cash – end of period	$1,355,738	$3,843,785

Supplemental disclosures of non-cash financing activities:

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$104,318	$61,137
Income taxes	$-	$-

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

On November 22, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its issued Class A common stock and Class B common stock together with the Class A common stock, “Common Stock”), in the ratio of 1-for-10 (the “Reverse Stock Split”) effective at 11:59 p.m. eastern on November 27, 2023. The Common Stock began trading on a split-adjusted basis at the market open on Tuesday, November 28, 2023.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized, issued, and outstanding shares of the preferred stock of the Company were not changed.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $34,000 and $26,000 for the three months period ended March 31, 2024 and 2023, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023

Leasehold Improvement	$4,736,194	$4,447,705
Furniture and equipment	970,889	902,736
Vehicle	438,521	438,521

Total property and equipment	6,145,604	5,788,962
Accumulated depreciation	(1,866,694)	(1,696,012)

Total property and equipment, net	$4,278,910	$4,092,950

Total depreciation was $170,682 and $545,549 for the three month period ended March 31, 2024 and for the year ended December 31, 2023, respectively.

4. OTHER ASSETS

Other assets consisted of the following:

	March 31	December 31,
	2024	2023

Escrow deposit to acquire assets from Las Vegas restaurants	$729,352	$729,352
Security deposits	220,543	209,844
Tenant improvement receivable	370,335	370,335
Loan to Won Zo Whittier	100,300	100,300
Others	163,865	521,526

Total other assets	$1,584,395	$1,931,357

5. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2024. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At March 31, 2024 and December 31,2023, the outstanding balance was $1,000,000 and $1,000,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. BANK NOTES PAYABLES

	March 31,	December 31,
	2024	2023

November 27, 2018 ($780,000) - JJ	$301,723	$331,022
September 14, 2021 ($197,000) - CC	160,965	164,418
April 22, 2022 ($195,000) - Cerritos	171,236	174,492
May 22, 2023 ($138,000) - BB	116,235	121,951
May 22, 2023 ($196,000) - CC	165,052	173,169
May 22, 2023 ($178,000) - DD	150,889	158,309
September 13, 2023 ($150,000) - Garden Grove	135,352	141,484
September 13, 2023 ($150,000) - Laguna	135,352	141,484
March 22, 2024 ($150,000) - YM	150,000	-
March 22, 2024 ($150,000) - YCT	150,000	-
January 30, 2024 ($500,000) - Yoshiharu	500,000	-

Total bank notes payables	2,136,804	1,406,329

Less - current portion	(685,978)	(414,378)
Total bank notes payables, less current portion	$1,450,826	$991,951

The following table provides future minimum payments as of March 31, 2024:

For the years ended	Amount
2024 (remaining nine months)	$685,978
2025	539,638
2026	242,225
2027	242,225
2028	150,173
Thereafter	276,565

Total	$2,136,804

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $301,723 and $331,022, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. BANK NOTES PAYABLES (Continued)

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $160,965 and $164,418, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,575.46 per month which includes principal and interest with an interest rate of 10.50%. The balance of principal and interest is payable on September 14, 2031.

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $171,236 and $174,492, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,599.50 per month which includes principal and interest with an initial interest rate of 10.50%. The balance of principal and interest is payable on April 22, 2032.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of March 31, 2024 and December 31, 2023, the balance of the loan is $116,235 and $121,951, respectively.

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

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of March 31, 2024 and December 31, 2023, the balance of the loan is $165,052 and $173,169, respectively.

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

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of March 31, 2024 and December 31, 2023, the balance of the loan is $150,889 and $158,309, respectively.

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

6. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $135,352 and $141,484, respectively.

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

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $135,352 and $141,484, respectively.

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

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $150,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,150.28 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on March 22, 2029.

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $150,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,150.28 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on March 22, 2029.

January 30, 2024– $500,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the balance of the loan is $500,000 and $0, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOAN PAYABLES, EIDL

	March 31,	December 31,
	2024	2023

June 13, 2020 ($150,000 - EIDL ) - AA	$141,237	$142,104
June 13, 2020 ($150,000 - EIDL ) - BB	141,252	142,119
July 15, 2020 ($150,000 - EIDL) - JJ	140,771	141,642

Total loans payables, EIDL	423,260	425,865

Less - current portion	(7,931)	(10,536)

Total loans payables, EIDL, less current portion	$415,329	$415,329

The following table provides future minimum payments as of March 31, 2024:

For the years ended	Amount
2024 (remaining nine months)	$7,931
2025	10,928
2026	11,345
2027	11,777
2028	12,227
Thereafter	369,052

Total	$423,260

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	March 31, 2024	December 31, 2023

November 17, 2023 ($76,400) – AA Loan agreement with principal amount of $76,400 and repayment rate of 44.17% for a total of $93,972. The loan payable matures on November 11, 2024	39,118	65,896
November 17, 2023 ($115,600) - BB Loan agreement with principal amount of $115,600 and repayment rate of 43.01% for a total of $142,188. The loan payable matures on November 11, 2024	68,242	101,649
November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	69,899	85,080
November 30, 2023 ($132,100) - CC (EV) Loan agreement with principal amount of $132,100 and repayment rate of 43.39% for a total of $162,483. The loan payable matures on November 24, 2024	86,919	123,276
November 20, 2023 ($89,400) - JJ (BP) Loan agreement with principal amount of $89,400 and repayment rate of 44.54% for a total of $110,856. The loan payable matures on November 14, 2024	55,022	81,299
November 20, 2023 ($90,900) - JJ (OR) Loan agreement with principal amount of $90,900 and repayment rate of 43.99% for a total of $111,807. The loan payable matures on November 14, 2024	46,270	77,039
Total loan payable	$365,470	$534,239

9. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of March 31, 2024 and December 31, 2023, the balance was $81,097 and $24,176, respectively.

●	Related party compensation - For the three months ended March 31, 2024 and 2023, the compensation to James Chae was $42,154 and $112,048, respectively.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●	Exchange class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months Ended March 31,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	-	-
Total current provision (benefit)	-	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

March 31,	2024	2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	0.00%	0%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAX (Continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

	March 31, 2024	December 31, 2023

Deferred tax assets:
Net operating loss	$1,622,000	$1,438,000
Other temporary differences	-	-

Total deferred tax assets	1,622,000	1,438,000
Less – valuation allowance	(1,622,000)	(1,438,000)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2023, the Company had available net operating loss carryovers of approximately $6,849,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $7,725,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with ASC 842, the components of lease expense were as follows:

	March 31,
For the three months ended	2024	2023
Operating lease expense	$245,587	$231,970
Total lease expense	$245,587	$231,970

In accordance with ASC 842, other information related to leases was as follows:

For the three months ended	2024	2023
Operating cash flows from operating leases	$221,460	$178,693
Cash paid for amounts included in the measurement of lease liabilities	$221,460	$178,693

Weighted-average remaining lease term—operating leases		7.8 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2024 (remaining nine months)	$672,302
2025	923,862
2026	919,143
2027	882,733
2028	862,836
Thereafter	3,431,562
Total undiscounted cash flows	$7,692,438

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	7.8 Years
Weighted-average discount rate	7%
Present values	$6,124,495

Lease liabilities—current	589,561
Lease liabilities—long-term	5,534,934
Lease liabilities—total	$6,124,495

Difference between undiscounted and discounted cash flows	$1,567,945

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 22, 2023, the Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of its issued Common Stock in the ratio of 1-for-10 effective at 11:59 p.m. eastern on November 27, 2023. The Common Stock began trading on a split-adjusted basis at the market open on Tuesday, November 28, 2023.

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, a total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized, issued, and outstanding shares of the preferred stock of the Company were not changed.

On January 5, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, an accredited investor (“the Investor”), allowing the Company to sell up to $5,000,000 in Class A common stock to the Investor, subject to certain conditions including SEC approval of a registration statement. The Company controls the timing and amount of these sales until June 30, 2024, influenced by market conditions and trading prices. The shares will be sold at either 85% or 96% of the lowest trading price over the five days prior to closing, with specific limits on the amounts for each price option. The total shares sold cannot exceed 237,885 without stockholder approval, and the Investor’s ownership is capped at 9.99% of the outstanding shares. As consideration, the Company will issue 24,950 shares of Common Stock to the Investor, divided into two tranches.

On January 9, 2024, Yoshiharu Global Co. issued 12,745 shares of Class A Common Stock as commitment shares pursuant to this agreement.

On April 18, 2024, the Company amended the Securities Purchase Agreement with Alumni Capital LP to extended the commitment period ending on the earlier of (i) December 31, 2024, or (ii) the date on which the Investor shall have purchased Securities pursuant to the Securities Purchase Agreement for an aggregate purchase price of the commitment amount.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

On November 22, 2023, the Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of its issued Class B common stock in the ratio of 1-for-10 to be effective at 11:59 p.m. eastern on November 27, 2023. As a result, a total of 100,000 shares of Class B common stock were issued and outstanding as of March 31, 2024 and December 31, 2023.

13. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended March 31, 2024 and 2023.

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the date the unaudited consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the three-month period ended March 31, 2024 except as follows:

On May 3, 2024, the SEC barred BF Borgers CPA PC and its sole audit partner, Benjamin F. Borgers, from practicing before the SEC. Following this order, the Company’s Audit Committee unanimously decided to dismiss Borgers as their independent registered public accounting firm on May 7, 2024. Subsequently, on May 16, 2024, the Audit Committee approved the engagement of BCRG Group as the new independent auditor. During the two most recent fiscal years and up until May 16, 2024, the Company had no consultations with BCRG regarding accounting principles or audit opinions, and there were no disagreements or reportable events involving BCRG.

On June 12, 2024, the Company executed an amended and restated asset purchase agreement with Mr. Jiyuck Hwang, allowing for separate closings of the restaurants at a lender’s request, effective as of April 20, 2024. The agreement involves the Company purchasing assets of three restaurant entities (Jjanga, HJH, and Aku) from Hwang for $1.8 million in cash, a $600,000 promissory note, and a $1.2 million convertible note. The promissory note will be repaid in two equal installments without interest, while the convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on a specific price formula. Hwang will become Managing Director of the new Las Vegas restaurants under a three-year employment agreement with a base salary of $180,000 and potential bonuses based on performance. The agreement includes standard representations, warranties, indemnifications, and closing conditions, including an audit of target assets. On June 12, 2024, the Company closed the Acquisition for an aggregate $3.6 million and made amendment on July 5, 2024 to file the requisite financial statements required by the SEC.

On June 21, 2024, the Company received a notification from Nasdaq indicating that the company failed to comply with the filing requirement of Listing Rule 5250(c)(1) due to its delayed Form 10-Q for the quarter ending March 31, 2024. Nasdaq has given the company 60 days to submit a compliance plan, and if accepted, an exception period of up to 180 days (until December 16, 2024) to regain compliance. If the plan is not accepted, the Company can appeal to the Hearings Panel, but there is no assurance of a favorable outcome. Nasdaq also requires the Company to publicly announce the receipt of this notification within four days to avoid a trading halt. This disclosure was made via a Current Report on Form 8-K, with a related press release attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ending December 31, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K/A for the year ending December 31, 2023.

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 11 restaurant stores with an additional 6 restaurant stores under construction/development/acquisition as of March 31, 2024.

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

Increase Profitability.

We have invested in our infrastructure and personnel, which we believe positions us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability both at a restaurant-level and corporate-level by taking advantage of our increasing buying power with suppliers and leveraging our existing support infrastructure. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and AUV’s increase. We believe that as our restaurant base grows, our general and administrative costs will increase at a slower rate than our sales.

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

Results of Operations

Three months ended March 31, 2024 Compared to three months ended March 31, 2023

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2024 compared to three months ended March 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three months ended March 31,		Increase / (Decrease)
	2024	2023	$	%

Revenue	$2,811,609	$2,479,574	$332,035	13.4%
Restaurant operating expenses:
Food, beverages and supplies	667,892	651,446	16,446	2.5%
Labor	1,286,534	1,138,067	148,467	13.0%
Rent and utilities	318,568	298,463	20,105	6.7%
Delivery and service fees	143,361	147,837	(4,476)	-3.0%
Depreciation	170,682	128,270	42,412	33.1%
Total restaurant operating expenses	2,587,037	2,364,083	222,954	9.4%
Net restaurant operating income	224,572	115,491	109,081	94.4%
General and administrative	920,401	1,060,453	(140,052)	-13.2%
Compensation to related party	42,154	112,048	(69,894)	-62.4%
Advertising and marketing	33,904	26,342	7,562	28.7%
Total operating expenses	996,459	1,198,843	(202,384)	-16.9%
Loss from operations	(771,887)	(1,083,352)	311,465	-28.8%
Other income (expense):
Interest	(104,318)	(61,137)	(43,181)	70.6%
Loss before income taxes	(876,205)	(1,144,489)	268,284	-23.4%
Income tax provision	-	-	-	N/A
Net loss	$(876,205)	$(1,144,489)	$268,284	-23.4%

Revenues. Revenues were $2.8 million for the three months ended March 31, 2024 compared to $2.5 million for the three months ended March 31, 2023, representing an increase of approximately $0.3 million, or 13.4%. The increase in sales for the three-month period was primarily driven by the three new restaurants opened in April 2023, December 2023, and February 2024.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $668 thousand for the three months ended March 31, 2024 compared to $651 thousand for the three months ended March 31, 2023, representing an increase of approximately $16 thousand, or 2.5%. The increase in costs for the three-month period was primarily driven by increases in revenues from the three new restaurants opened. As a percentage of sales, food, beverage and supply costs decreased to 23.8% in the three months ended March 31, 2024 compared to 26.3% in the three months ended March 31, 2023. The decrease in costs as a percentage of sales was primarily driven by the increases in purchasing power of the Company.

Labor. Labor and related costs were approximately $1.3 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023, representing an increase of approximately $0.2 million, or 13.0%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new restaurants opened. As a percentage of sales, labor and related costs was 45.8% in the three months ended March 31, 2024 compared to 45.9% in the three months ended March 31, 2023.

Rent and utilities. Rent and utilities expenses were approximately $319 thousand for the three months ended March 31, 2024 compared to $298 thousand for the three months ended March 31, 2023, representing an increase of approximately $20 thousand, or 6.7%. The increase was primarily a result of three new restaurants opened. As a percentage of sales, rent and utilities ratio for the three months ended March 31, 2024 decreased to 11.3% compared to 12.0% in the prior period due to the decrease utility expenses in the three months ended March 31, 2024.

Delivery and service fees. Delivery and service fees incurred were approximately $143 thousand for the three months ended March 31, 2024 compared to $148 thousand for the three months ended March 31, 2023, representing a comparable expenses as more customers preferred in-dining rather than take-out during the post-Covid period. As a percentage of sales, delivery and service fees ratio for the three months ended March 31, 2024 decreased to 5.1% compared to 6.0% in the prior period due to the decrease of take-out sales in the sales mix between the in-dining and take-out.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $171 thousand for the three months ended March 31, 2024 compared to $128 thousand for the three months ended March 31, 2023, representing an increase of approximately $43 thousand, or 33.1%. The increase was primarily due to the three new restaurants in the three months ended March 31, 2023.

General and administrative expenses. General and administrative expenses were approximately $0.9 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023, representing a decrease of approximately $0.2 million or 13.2%. This decrease in general and administrative expenses was primarily due to the management efforts to control various professional service fees and corporate-level costs while maintaining the corporate level support for the restaurant operations. As a percentage of sales, general and administrative expenses decreased to 32.7% in the three months ended March 31, 2024 from 42.8% in the three months ended March 31, 2023, primarily due to the management efforts.

Related party compensation: Compensation to James Chae was approximately $42 thousand for the three months ended March 31, 2024 compared to $112 thousand for the three months ended March 31, 2023, representing a decrease of approximately $70 thousand in an effort to control the expenses. As a percentage of sales, related party compensation was 1.5% in the three months ended March 31, 2024 and 4.5% in the three months ended March 31, 2023.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three months ended March 31,
	2024	2023

Net loss, as reported	$(876,205)	$(1,144,489)
Interest, net	104,318	61,137
Depreciation and amortization	170,682	128,270
EBITDA	(601,205)	(955,082)
Restaurants opening costs (a)	57,658	233,546
Adjusted EBITDA	$(543,547)	$(721,236)

(a)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years ended March 31, 2024 and March 31, 2023:

	Three months ended March 31,
	2024	2023

Net restaurant operating income, as reported	$224,572	$115,491)
Depreciation and amortization	170,682	128,270
Restaurant-level Contribution	$395,254	$243,761
Operating profit margin	8.0%	4.7%
Restaurant-level Contribution Margin (a)	14.1%	9.8%

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

The following table shows the AUVs for the three months ended March 31, 2024 and March 31, 2023, respectively:

	Three months ended March 31,
	2024	2023

Average Unit Volumes	$1,054,111	$1,239,787

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, borrowings from banks, and sales of common shares.

We believe that the expected cash flow from operations and the proceeds from the sales of equity to Alumni pursuant to our equity line agreement will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

Statement of Cash Flow Data:
Net cash used in operating activities	$(373,196)	$(1,768,802)
Net cash used in investing activities	(356,642)	(938,984)
Net cash provided by financing activities	623,250	412,785

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2024 was $373,196 which resulted from net loss of $876,205, non-cash charges of $170,682 for depreciation and amortization and net cash inflows of $332,327 from changes in operating assets and liabilities. The net loss was significantly lower for the period relative to prior periods as a result of management efforts to control general and administrative expenses. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase due to related party by 581,027, which was offset by the increases in accounts receivable and other assets by $271,279 and inventory by $4,128 and a decrease in accounts payable and accrued expenses by $26,707.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 and 2023 was $356,642 and $938,984, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $623,250 due to $812,000 cash received through bank borrowings, offset by $252,899 of repayment of bank borrowings and loan payable to financial institutions.

Net cash provided by financing activities during the three months ended March 31, 2023 was $412,785 due to $500,000 cash received through line of credit, offset by $87,215 of repayment of bank borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 31, 2024, as well as our long-term obligations:

	Payments due by period as of March 31, 2024
	Total	2024 (remaining nine months)	2025-2026	2027-2028	Thereafter
Capital lease payments	$7,692,438	$672,302	$1,843,005	$1,745,569	$3,431,562
Bank note payables	2,136,804	685,978	781,863	392,398	276,565
EIDL loan payables	423,260	7,931	22,273	24,004	369,052
Loans payable to financial institutions	365,470	365,470	-	-	-
Total contractual obligations	$10,617,972	$1,731,681	$2,647,141	$2,161,971	$4,077,179

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

Off Balance Sheet Arrangements

As of March 31, 2024, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference :

10.1*	Amendment to Securities Purchase Agreement, dated April 18, 2024, by and between the Company and Alumni Capital LP.
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2024	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

