Form 10-Q
period 2024-06-30
Yoshiharu Global Co.
filed 2024-08-19
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant has 1,242,722 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of August 19, 2024.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	June 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$1,194,174	$1,462,326
Accounts receivable	108,348	-
Inventories	111,538	73,023
Total current assets	1,414,060	1,535,349

Non-Current Assets:
Property and equipment, net	5,239,334	4,092,950
Operating lease right-of-use asset	7,059,187	5,459,708
Intangible asset	517,775	-
Goodwill	1,985,645	-
Other assets	914,424	1,931,357
Total non-current assets	15,716,365	11,484,015

Total assets	$17,130,425	$13,019,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$868,641	$647,811
Line of credit	1,000,000	1,000,000
Current portion of operating lease liabilities	882,627	572,230
Current portion of bank notes payables	617,208	414,378
Current portion of loan payable, EIDL	5,312	10,536
Loans payable to financial institutions	236,148	534,239
Due to related party	1,157,800	24,176
Other payables	65,700	65,700

Total current liabilities	4,833,436	3,269,070
Operating lease liabilities, less current portion	7,007,735	5,689,535
Bank notes payables, less current portion	2,337,285	991,951
Loan payable, EIDL, less current portion	415,362	415,329
Notes payable to related party	600,000	-
Convertible notes to related party	1,200,000	-
Total liabilities	16,393,818	10,365,885

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,242,722 shares issued and outstanding at June 30, 2024 and 1,230,246 shares issued and outstanding at December 31, 2023	124	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	10	10

Additional paid-in capital	12,058,267	11,994,119
Accumulated deficit	(11,321,794)	(9,340,773)
Total stockholders’ equity	736,607	2,653,479

Total liabilities and stockholders’ equity	$17,130,425	$13,019,364

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Food and beverage	$6,137,005	$4,689,043	$3,325,396	$2,209,469
Total revenue	6,137,005	4,689,043	3,325,396	2,209,469

Restaurant operating expenses:
Food, beverages and supplies	1,508,572	1,229,341	840,680	577,895
Labor	2,780,661	2,003,481	1,494,127	865,414
Rent and utilities	769,296	555,376	450,728	256,913
Delivery and service fees	280,916	284,950	137,555	137,113
Depreciation	350,327	251,687	179,645	123,417
Total restaurant operating expenses	5,689,772	4,324,835	3,102,735	1,960,752

Net operating restaurant operating income	447,233	364,208	222,661	248,717

Operating expenses:
General and administrative	2,012,054	2,222,346	1,091,653	1,161,893
Related party compensation	95,879	123,432	53,725	11,384
Advertising and marketing	58,564	52,542	24,660	26,200
Total operating expenses	2,166,497	2,398,320	1,170,038	1,199,477

Loss from operations	(1,719,264)	(2,034,112)	(947,377)	(950,760)

Other income (expense):
Gain on disposal of fixed asset	-	8,920	-	8,920
Other income	12,207	6,990	12,207	6,990
Interest	(252,126)	(138,828)	(147,808)	(77,691)
Total other income (expense), net	(239,919)	(122,918	(135,601)	(61,781)

Loss before income taxes	(1,959,183)	(2,157,030)	(1,082,978)	(1,012,541)

Income tax provision	21,838	6,988	21,838	6,988

Net loss	$(1,981,021)	$(2,164,018)	$(1,104,816)	$(1,019,529)

Loss per share:
Basic and diluted	$(1.48)	(1.77)	(0.82)	(0.83)

Weighted average number of common shares outstanding:
Basic and diluted	1,342,105	1,223,262	1,342,105	1,223,262

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	12,476	1	-	-	64,148	-	64,149

Net loss	-	-	-	-	-	(876,205)	(876,205)

Balance at March 31, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(10,216,978)	$1,841,423

Net loss	-	-	-	-	-	(1,104,816)	(1,104,816)

Balance at June 30, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(11,321,794)	$736,607

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,228.846	$123	100,000	$10	$11,938,119	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	(1,144,489)	(1,144,489)

Balance at March 31, 2023 (unaudited)	1,228.846	$123	100,000	$10	$11,938,119	$(7,444,898)	$4,493,354

Net loss	-	-	-	-	-	(1,019,529)	(1,019,529)

Balance at June 30, 2023 (unaudited)	1,228,846	$123	100,000	$10	$11,938,119	$(8,464,427)	$3,473,825

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,981,021)	$(2,164,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,603	251,687
Gain on disposal of fixed asset	-	(8,920)
Changes in assets and liabilities:
Accounts receivable	(108,348)	-
Inventories	(25,730)	9,838
Other assets	1,018,133	(650,515)
Accounts payable and accrued expenses	221,197	(104,888)
Due to related party	1,133,624	58,771
Other payables	-	59,785
Net cash provided by (used in) operating activities	621,458	(2,548,260)

Cash flows from investing activities:
Purchases of property and equipment	(398,641)	(1,040,797)
Acquisition of LV entities	(1,800,000)	-
Net cash used in investing activities	(2,198,641)	(1,040,797)

Cash flows from financing activities:
Advance from line of credit	-	500,000
Proceeds from borrowings for acquisition of LV entities	900,000	-
Proceeds from borrowings	1,014,830	-
Repayments on bank notes payables	(371,857)	(69,627)
Repayment of loan payable to financial institutions	(298,091)	-
Proceeds from sale of common shares	64,149	-
Net cash provided by financing activities	1,309,031	430,373

Net decrease in cash	(268,152)	(3,158,684)

Cash – beginning of period	1,462,326	6,138,786

Cash – end of period	$1,194,174	$2,980,102

Supplemental disclosures of non-cash financing activities:
Note payable to related party	$600,000	-
Convertible notes to related party	$1,200,000	-

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$230,777	$138,828
Income taxes	$21,838	$6,988

See accompanying notes to unaudited consolidated financial statements.

YOSHIHARU GLOBAL CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store to be opened in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store located in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.
Yoshiharu Las Vegas (“YLV”)	Sep 21, 2023	Ramen store and Izakaya stores in Las Vegas, Nevada
Yoshiharu Garden Grove (“YG”)	July 27, 2022	Ramen store located in Garden Grove, California.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and 2023. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

YLV Acquisition

On June 12, 2024, the Company consummated the acquisition of assets of three restaurant entities (Jjanga, HJH, and Aku) for an aggregate $3.6 million, consisting of $1.8 million in cash, a $600,000 promissory note, and a $1.2 million convertible note.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $59 thousand and $53 thousand for the six months period ended June 30, 2024 and 2023, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the YLV asset acquisition in April 2024, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the three and six months ended June 30, 2024.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of June 30, 2024.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION UNDER ASSET PURCHASE

On June 12, 2024, the Company consummated the closing of the transactions contemplated by an Asset Purchase Agreement (“APA”) with Mr. Jihyuck Hwang (“Seller”)(see Note 9 Related Party Transactions) via the Company’s wholly owned subsidiary, Yoshiharu Las Vegas (“YLV”). The APA provided for the purchase of specific assets of the three restaurant businesses, including inventory, security deposits, fixed assets and lease assignment effective as of April 20, 2024. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of June 30, 2024. The three restaurants consist of one Japanese ramen restaurant, and two Izakaya style restaurants offering sushi & steak along with Japanese ramen.

The condensed consolidated financial statements include the results of the YLV from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

Preliminary Purchase Price	April 20, 2024
Cash	$900,000
Promissory note to Seller	600,000
Bank notes payables	900,000
Convertible note to Seller	1,200,000
Total purchase price	$3,600,000

Preliminary Purchase Price Allocation
Fixed assets	$1,098,070
Inventory and other assets	13,985
Operating lease right-of-use asset, net	1,409,288
Goodwill	1,985,645
Intangible assets	531,051
Operating lease liabilities	(1,438,039)
Acquired assets, net	$3,600,000

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation may result as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Life	Average Remining Life	June 30, 2024	April 20, 2024

Brand & non-compete	10 years	9.9 years	$531,051	$531,051
Less – accumulated amortization			(13,276)	-

Total intangible assets, net			$517,775	$531,051

Estimated future amortization of intangible assets is as follows:

Years ending December 31,	Amount

2024	$26,553
2025	53,105
2026	53,105
2027	53,105
2028	53,105
Thereafter	292,078

Total	$531,051

Amortization expense on intangible assets amounted to $13,276 and $0 for the six months ended June 30, 2024 and 2023.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023

Leasehold Improvement	$5,342,300	$4,447,705
Furniture and equipment	1,504,852	902,736
Vehicle	438,521	438,521

Total property and equipment	7,285,673	5,788,962
Accumulated depreciation	(2,046,339)	(1,696,012)

Total property and equipment, net	$5,239,334	$4,092,950

Total depreciation was $350,327 and $545,549 for the six month period ended June 30, 2024 and for the year ended December 31, 2023, respectively.

6. OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2024	2023

Escrow deposit to acquire assets from Las Vegas restaurants	$-	$729,352
Security deposits	209,929	209,844
Tenant improvement receivable	370,335	370,335
Loan to Won Zo Whittier	100,300	100,300
Others	233,860	521,526

Total other assets	$914,424	$1,931,357

7. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.50% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2024. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At June 30, 2024 and December 31,2023, the outstanding balance was $1,000,000 and $1,000,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES

	June 30,	December 31,
	2024	2023

November 27, 2018 ($780,000) – JJ	$271,733	$331,022
September 14, 2021 ($197,000) – CC	157,418	164,418
April 22, 2022 ($195,000) – Cerritos	167,890	174,492
May 22, 2023 ($138,000) – BB	110,406	121,951
May 22, 2023 ($196,000) – CC	156,775	173,169
May 22, 2023 ($178,000) – DD	143,322	158,309
September 13, 2023 ($150,000) – Garden Grove	129,106	141,484
September 13, 2023 ($150,000) – Laguna	131,193	141,484
March 22, 2024 ($150,000) – YM	143,910	-
March 22, 2024 ($150,000) – YCT	142,740	-
January 30, 2024 ($500,000) – Yoshiharu	500,000	-
June 4, 2024 ($900,000) – YLV	900,000	-

Total bank notes payables	2,954,493	1,406,329

Less - current portion	(617,208)	(414,378)
Total bank notes payables, less current portion	$2,337,285	$991,951

The following table provides future minimum payments as of June 30, 2024:

For the years ended	Amount
2024 (remaining six months)	$617,208
2025	814,591
2026	469,484
2027	436,237
2028	336,869
Thereafter	280,104

Total	$2,954,493

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $271,733 and $331,022, respectively.

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

8. BANK NOTES PAYABLES (Continued)

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $ 157,418 and $164,418, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,576.63 per month which includes principal and interest with an interest rate of 10.50%. The balance of principal and interest is payable on September 14, 2031.

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $ 167,890 and $174,492, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,599.66 per month which includes principal and interest with an initial interest rate of 10.50%. The balance of principal and interest is payable on April 22, 2032.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of June 30, 2024 and December 31, 2023, the balance of the loan is $110,406 and $121,951, respectively.

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

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of June 30, 2024 and December 31, 2023, the balance of the loan is $156,775 and $173,169, respectively.

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

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of June 30, 2024 and December 31, 2023, the balance of the loan is $143,322 and $158,309, respectively.

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

8. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $129,106 and $141,484, respectively.

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

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $131,193 and $141,484, respectively.

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

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $143,910 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.96 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on March 22, 2029.

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $142,740 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.96 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on March 22, 2029.

January 30, 2024– $500,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the balance of the loan is $500,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,958.33 per month which includes interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on September 13, 2028.

June 4, 2024– $900,000 – Yoshiharu Las Vegas

On June 4, 2024, Yoshiharu Las Vegas (the “YLV”) executed the standard loan documents required for securing a loan of $900,000 from a commercial bank, with proceeds to be used to acquire certain assets of three restaurants in Las Vegas. As of June 30, 2024 and December 31, 2023, the balance of the loan is $900,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $18,964.14 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on December 6, 2028.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. LOAN PAYABLES, EIDL

	June 30,	December 31,
	2024	2023

June 13, 2020 ($150,000 - EIDL ) - AA	$140,376	$142,104
June 13, 2020 ($150,000 - EIDL ) - BB	140,392	142,119
July 15, 2020 ($150,000 - EIDL) - JJ	139,906	141,642

Total loans payables, EIDL	420,674	425,865

Less - current portion	(5,312)	(10,536)

Total loans payables, EIDL, less current portion	$415,362	$415,329

The following table provides future minimum payments as of June 30, 2024:

For the years ended	Amount
2024 (remaining nine months)	$5,312
2025	10,928
2026	11,345
2027	11,777
2028	12,227
Thereafter	369,085

Total	$420,674

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

9. LOAN PAYABLES, EIDL (Continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	June 30, 2024	December 31, 2023

November 17, 2023 ($76,400) – AA Loan agreement with principal amount of $76,400 and repayment rate of 44.17% for a total of $93,972. The loan payable matures on November 11, 2024	21,396	65,896
November 17, 2023 ($115,600) - BB Loan agreement with principal amount of $115,600 and repayment rate of 43.01% for a total of $142,188. The loan payable matures on November 11, 2024	43,611	101,649
November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	54,918	85,080
November 30, 2023 ($132,100) - CC (EV) Loan agreement with principal amount of $132,100 and repayment rate of 43.39% for a total of $162,483. The loan payable matures on November 24, 2024	65,120	123,276
November 20, 2023 ($89,400) - JJ (BP) Loan agreement with principal amount of $89,400 and repayment rate of 44.54% for a total of $110,856. The loan payable matures on November 14, 2024	29,675	81,299
November 20, 2023 ($90,900) - JJ (OR) Loan agreement with principal amount of $90,900 and repayment rate of 43.99% for a total of $111,807. The loan payable matures on November 14, 2024	21,428	77,039
Total loan payable	$236,148	$534,239

11. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of June 30, 2024 and December 31, 2023, the balance was $1,157,800 and $24,176, respectively.

●	Related party compensation – For the six months ended June 30, 2024 and 2023, the compensation to James Chae was $95,879 and $123,432, respectively.

●	Notes payable and Convertible notes to related party –. On June 12, 2024, the Company consummated the acquisition of certain assets in three Las Vegas restaurants from Mr. Jihyuck Hwang. Total acquisition cost was $3.6 million, consisting of $1.8 million in cash, issuance of a $600,000 promissory note and issuance of a $1.2 million convertible note to Mr. Hwang. The promissory note will be repaid in two equal installments without interest, while the convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on a specific price formula. As of June 30, 2024, the balances were $600,000 and $1.2 million for the promissory note and the convertible note, respectively. The balances were zero as of December 31, 2023.

●	Combination of Entities Under Common Control - Effective October 2021, JJ transferred IP assets to James Chae, and then Mr. Chae contributed 100% of the equity interests in each of the Entities (as defined in Note 1 above) to Yoshiharu Holdings Co., a California corporation (“Holdings”), for purposes of consolidating the Business operations into a single entity. Mr. Chae was issued an aggregate 3,205,000 shares in Holdings, which reflected the aggregate number of shares originally issued to Mr. Chae by the Entities, in exchange for 100% of each Entity (on a 1 for 1 share exchange basis). In addition, effective October 2021, Mr. Chae transferred the IP to Holdings in exchange for the issuance of 6,245,900 shares in Holdings in order to bring his total shareholdings in Holdings up to an aggregate 9,450,900 shares. On December 9, 2021, the Company’s sole director at the time, James Chae, approved (a) a share exchange agreement whereby Mr. Chae, as the sole stockholder of Holdings, received 9,450,900 shares of Yoshiharu, representing 100% of issued shares at that time, and Yoshiharu received all of the shares of Holdings, and (b) the redemption of 670,000 shares of Yoshiharu’s class A common stock from Mr. Chae whereby Yoshiharu would repurchase such shares from Mr. Chae at par value.

●	Private Placement - In December 2021, the Company received subscriptions for the sale of 670,000 shares of class A common stock to investors for $2.00 per share, for total expected proceeds of $1,340,000. Many of these investors are friends and family of James Chae. As of March 31, 2022, the Company had received $1,340,000 of the expected proceeds.

●

Exchange class A common stock for class B common stock - Immediately prior to the IPO in September 2022, the Company exchanged 1,000,000 shares of class A common stock held by James Chae into 1,000,000 shares of class B common stock.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Six Months Ended June 30,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	21,838	6,988
Total current provision (benefit)	21,838	6,988

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$21,838	$6,988

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

June 30,	2024	2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	0.00%	0%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAX (Continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

	June 30, 2024	December 31, 2023

Deferred tax assets:
Net operating loss	$1,854,000	$1,438,000
Other temporary differences	-	-

Total deferred tax assets	1,854,000	1,438,000
Less – valuation allowance	(1,854,000)	(1,438,000)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $8,830,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with ASC 842, the components of lease expense were as follows:

	June 30,
For the six months ended	2024	2023
Operating lease expense	$591,643	$457,959
Total lease expense	$591,643	$457,959

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended	2024	2023
Operating cash flows from operating leases	$542,277	$389,270
Cash paid for amounts included in the measurement of lease liabilities	$542,277	$389,270

Weighted-average remaining lease term—operating leases		6.8 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2024 (remaining six months)	$675,014
2025	1,203,909
2026	1,205,462
2027	1,175,514
2028	1,120,321
Thereafter	4,014,262
Total undiscounted cash flows	$9,394,482

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.8 Years
Weighted-average discount rate	7%
Present values	$7,890,362

Lease liabilities—current	882,627
Lease liabilities—long-term	7,007,735
Lease liabilities—total	$7,890,362

Difference between undiscounted and discounted cash flows	$1,504,120

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

14. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

On November 22, 2023, the Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of its issued Class B common stock in the ratio of 1-for-10 to be effective at 11:59 p.m. eastern on November 27, 2023. As a result, a total of 100,000 shares of Class B common stock were issued and outstanding as of June 30, 2024 and December 31, 2023.

15. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the six months ended June 30, 2024 and 2023.

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six-month period ended June 30, 2024.

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 14 restaurant stores with an additional 3 restaurant stores under construction/development/acquisition as of June 30, 2024.

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

Results of Operations

The following table presents selected comparative results of operations from our unaudited financial statements for the six months ended June 30, 2024 compared to six months ended June 30, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Three and Six Months ended June 30, 2024 Compared to Three and Six Months ended June 30, 2023

	Six Months ended June 30,		Increase / (Decrease)
	2024	2023	$	%

Revenue	$6,137,005	$4,689,043	$1,447,962	30.9%
Restaurant operating expenses:
Food, beverages and supplies	1,508,572	1,229,341	279,231	22.7%
Labor	2,780,661	2,003,481	777,180	38.8%
Rent and utilities	769,296	555,376	213,920	38.5%
Delivery and service fees	280,916	284,950	(4,034)	-1.4%
Depreciation	350,327	251,687	98,640	39.2%
Total restaurant operating expenses	5,689,772	4,324,835	1,364,937	31.6%
Net restaurant operating income	447,233	364,208	(46,163)	-12.7%
General and administrative	2,012,054	2,222,346	(210,292)	-9.5%
Compensation to related party	95,879	123,432	(27,553)	-22.3%
Advertising and marketing	58,564	52,542	6,022	11.5%
Total operating expenses	2,166,497	2,398,320	(231,823)	-9.7%
Loss from operations	(1,719,264)	(2,034,112)	314,848	-15.5%
Other income (expense):
Gain on disposal of fixed asset	-	8,920	(8,920)	-100.0%
Other income	12,207	6,990	5,217	74.6%
Interest	(252,126)	(138,828)	(113,298)	81.6%
Loss before income taxes	(1,959,183)	(2,157,030)	197,847	-9.2%
Income tax provision	21,838	6,988	14,850	212.5%
Net loss	$(1,981,021)	$(2,164,018)	$182,997	-8.5%

	Three Months ended June 30,		Increase / (Decrease)
	2024	2023	$	%

Revenue	$3,325,396	$2,209,469	$1,115,927	50.5%
Restaurant operating expenses:
Food, beverages and supplies	840,680	577,895	262,785	45.5%
Labor	1,494,127	865,414	628,713	72.6%
Rent and utilities	450,728	256,913	193,815	75.4%
Delivery and service fees	137,555	137,113	442)	0.3%
Depreciation	179,645	123,417	56,228	45.6%
Total restaurant operating expenses	3,102,735	1,960,752	1,141,983	58.2%
Net restaurant operating income	222,661	248,717	(26,056)	-10.5%
General and administrative	1,091,653	1,161,893	(70,240)	-6.0%
Compensation to related party	53,725	11,384	42,341	371.9%
Advertising and marketing	24,660	26,200	(1,540)	-5.9%
Total operating expenses	1,170,038	1,199,477	(29,439)	-2.5%
Loss from operations	(947,377)	(950,760)	3,383	-0.4%
Other income (expense):
Gain on disposal of fixed asset	-	8,920	(8,920)	-100.0%
Other income	12,207	6,990	5,217	74.6%
Interest	(147,808)	(77,691)	(70,117)	90.3%
Loss before income taxes	(1,082,978)	(1,012,541)	(70,437)	7.0%
Income tax provision	21,838	6,988	14,850	212.5%
Net loss	$(1,104,816)	$(1,019,529)	$(85,287)	8.4%

Revenues. Revenues were $6.1 million for the six months ended June 30, 2024 compared to $4.7 million for the six months ended June 30, 2023, representing an increase of approximately $1.4 million, or 30.9%. The increase in revenue for the six-month period was primarily driven by the three new Las Vegas restaurants acquired in April 2024 which represents a $1.3 million increase in revenues compared to the prior period.

Revenues. Revenues were $3.3 million for the three months ended June 30, 2024 compared to $2.2 million for the three months ended June 30, 2023, representing an increase of approximately $1.1 million, or 50.5%. The increase in revenue for the three-month period was primarily driven by the three new Las Vegas restaurants acquired in April 2024 which represents a $1.3 million increase in revenues compared to the prior period.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $1.5 million for the six months ended June 30, 2024 compared to $1.2 million for the six months ended June 30, 2023, representing an increase of approximately $0.3 million, or 22.7%. The increase in costs for the six-month period was primarily driven by increases in revenues from the three new Las Vegas restaurants acquired. As a percentage of sales, food, beverage and supply costs stayed comparable at 22.7% in the six months ended June 30, 2024 and at 24.6% in the six months ended June 30, 2023.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $0.8 million for the three months ended June 30, 2024 compared to $0.6 million for the three months ended June 30, 2023, representing an increase of approximately $0.2 million, or 45.5%. The increase in costs for the three-month period was primarily driven by increases in revenues from the three new Las Vegas restaurants acquired. As a percentage of sales, food, beverage and supply costs stayed comparable at 25.3% in the three months ended June 30, 2024 and at 26.2% in the three months ended June 30, 2023.

Labor. Labor and related costs were approximately $2.8 million for the six months ended June 30, 2024 compared to $2.0 million for the six months ended June 30, 2023, representing an increase of approximately $0.8 million, or 38.8%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new Las Vegas restaurants acquired. As a percentage of sales, labor and related costs was 45.3% in the six months ended June 30, 2024 compared to 42.7% in the six months ended June 30, 2023.

Labor. Labor and related costs were approximately $1.5 million for the three months ended June 30, 2024 compared to $0.9 million for the three months ended June 30, 2023, representing an increase of approximately $0.6 million, or 72.6%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new Las Vegas restaurants acquired. As a percentage of sales, labor and related costs was 44.9% in the three months ended June 30, 2024 compared to 39.2% in the three months ended June 30, 2023.

Rent and utilities. Rent and utilities expenses were approximately $769 thousand for the six months ended June 30, 2024 compared to $555 thousand for the six months ended June 30, 2023, representing an increase of approximately $214 thousand, or 38.5%. The increase was primarily a result of the three new Las Vegas restaurants acquired. As a percentage of sales, rent and utilities ratio for the six months ended June 30, 2024 was 12.5% which is comparable to 11.8% in the prior period.

Rent and utilities. Rent and utilities expenses were approximately $451 thousand for the three months ended June 30, 2024 compared to $257 thousand for the three months ended June 30, 2023, representing an increase of approximately $194 thousand, or 75.4%. The increase was primarily a result of the three new Las Vegas restaurants acquired. As a percentage of sales, rent and utilities ratio for the three months ended June 30, 2024 was 13.6% which is comparable to 11.6% in the prior period.

Delivery and service fees. Delivery and service fees incurred were approximately $281 thousand for the six months ended June 30, 2024 compared to $285 thousand for the six months ended June 30, 2023, representing a comparable expenses as more customers preferred in-dining rather than take-out during the post-Covid period. As a percentage of sales, delivery and service fees ratio for the six months ended June 30, 2024 decreased to 4.6% compared to 6.1% in the prior period due to the decrease of take-out sales in the sales mix between the in-dining and take-out.

Delivery and service fees. Delivery and service fees incurred were approximately $138 thousand for the three months ended June 30, 2024 compared to $137 thousand for the three months ended June 30, 2023, representing a comparable expenses as more customers preferred in-dining rather than take-out during the post-Covid period. As a percentage of sales, delivery and service fees ratio for the three months ended June 30, 2024 decreased to 4.1% compared to 6.2% in the prior period due to the decrease of take-out sales in the sales mix between the in-dining and take-out.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $350 thousand for the six months ended June 30, 2024 compared to $252 thousand for the six months ended June 30, 2023, representing an increase of approximately $99 thousand, or 39.2%. The increase was primarily due to the three new Las Vegas restaurants acquired in April 2024 and three more restaurants opened in April 2023, December 2023, and February 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $180 thousand for the three months ended June 30, 2024 compared to $123 thousand for the three months ended June 30, 2023, representing an increase of approximately $56 thousand, or 45.6%. The increase was primarily due to the three new Las Vegas restaurants acquired in April 2024 and three more restaurants opened in April 2023, December 2023, and February 2024.

General and administrative expenses. General and administrative expenses were approximately $2.0 million for the six months ended June 30, 2024 compared to $2.2 million for the six months ended June 30, 2023, representing a decrease of approximately $0.2 million or 9.5%. This decrease in general and administrative expenses was primarily due to the management efforts to control various professional service fees and corporate-level costs while maintaining the corporate level support for the restaurant operations. As a percentage of sales, general and administrative expenses decreased to 32.8% in the six months ended June 30, 2024 from 47.4% in the six months ended June 30, 2023, primarily due to the management efforts.

General and administrative expenses. General and administrative expenses were approximately $1.1 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023, representing a decrease of approximately $70 thousand or 6.0%. This decrease in general and administrative expenses was primarily due to the management efforts to control various professional service fees and corporate-level costs while maintaining the corporate level support for the restaurant operations. As a percentage of sales, general and administrative expenses decreased to 32.8% in the three months ended June 30, 2024 from 52.6% in the three months ended June 30, 2023, primarily due to the management efforts.

Related party compensation: Compensation to James Chae was approximately $96 thousand for the six months ended June 30, 2024 compared to $123 thousand for the six months ended June 30, 2023, representing a decrease of approximately $28 thousand in an effort to control the expenses. As a percentage of sales, related party compensation was 1.6% in the six months ended June 30, 2024 and 2.6% in the six months ended June 30, 2023.

Related party compensation: Compensation to James Chae was approximately $54 thousand for the three months ended June 30, 2024 compared to $11 thousand for the three months ended June 30, 2023, representing an increase of approximately $42 thousand. As a percentage of sales, related party compensation was 1.6% in the three months ended June 30, 2024 and 0.5% in the three months ended June 30, 2023.

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

Revenue

Revenue represents sales of food and beverages in restaurants, as shown in our statements of income. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Six Months ended June 30,
	2024	2023

Net loss, as reported	$(1,981,021)	$(2,164,018)
Interest, net	252,126	138,828
Taxes	21,838	6,988
Depreciation and amortization	363,603	251,687
EBITDA	(1,343,454)	(1,766,515)
Restaurants opening costs (a)	121,300	404,356
Gain on disposal of fixed asset	-	(8,920)
Adjusted EBITDA	$(1,222,154)	$(1,371,079)

(a)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years ended June 30, 2024 and June 30, 2023:

	Six Months ended June 30,
	2024	2023

Net restaurant operating income, as reported	$447,233	$364,208
Depreciation	350,327	251,687
Restaurant-level Contribution	$668,372	$615,895
Operating profit margin	7.3%	7.8%
Restaurant-level Contribution Margin (a)	13.0%	13.1%

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

The following table shows the AUVs for the six months ended June 30, 2024 and June 30, 2023, respectively:

	Six Months ended June 30,
	2024	2023

Average Unit Volumes	$1,088,764	$1,172,261

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$621,458	$(2,548,260)
Net cash used in investing activities	(2,198,641)	(1,040,797)
Net cash provided by financing activities	1,309,031	430,373

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the six-month period ended June 30, 2024 was $621,458 which resulted from net loss of $1,981,021, non-cash charges of $363,603 for depreciation and amortization and net cash inflows of $2,238,876 from changes in operating assets and liabilities. The net loss was lower for the period relative to prior periods as a result of management efforts to control general and administrative expenses. The net cash inflows from changes in operating assets and liabilities were the result of increases in due to related party by $1,133,624 and accounts payable and accrued expenses by $221,197 and a decrease in other assets by $1,018,133 which was offset by the increases in accounts receivable by $108,348 and inventory by $25,730.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 and 2023 was $2,198,641 and $1,040,797, respectively. For the acquisition of Las Vegas restaurants in total price of $3.6 million, the Company used total $1.8 million of cash with non-cash financing for $1.8 million for the six-month period ended June 30, 2024. Excluding the acquisition of Las Vegas restaurants, expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $1,309,031 due to $1,914,830 cash received through bank borrowings, offset by $669,948 of repayment of bank borrowings and loan payable to financial institutions.

Net cash provided by financing activities during the six months ended June 30, 2023 was $412,785 due to $500,000 cash received through line of credit, offset by $69,627 of repayment of bank borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2024, as well as our long-term obligations:

	Payments due by period as of June 30, 2024
	Total	2024 (remaining six months)	2025-2026	2027-2028	Thereafter
Capital lease payments	$9,394,482	$675,014	$2,409,371	$2,295,835	$4,014,262
Bank note payables	2,954,493	617,208	1,284,075	773,106	280,104
EIDL loan payables	420,674	5,312	22,273	24,004	369,085
Loans payable to financial institutions	236,148	236,148	-	-	-
Total contractual obligations	$13,005,797	$1,533,682	$3,715,719	$3,092,945	$4,663,451

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

Off Balance Sheet Arrangements

As of June 30, 2024, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference :

10.1	Amendment to Securities Purchase Agreement, dated April 18, 2024, by and between the Company and Alumni Capital LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2024).
10.2	Amended and Restated Asset Purchase Agreement by and between the Company and Jihyuck Hwang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2024).
10.3	Seller Carry Loan Note issued by the Company to Jihyuck Hwang (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 27, 2023).
10.4	Convertible Note Agreement entered into by and between the Company and Jiyuck Hwang (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 27, 2023).
10.5	Employment Offer Letter issued by the Company to Jihyuck Hwang (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 27, 2023).
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2024	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

