Form 10-Q
period 2024-09-30
Yoshiharu Global Co.
filed 2024-11-19
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant has 1,342,585 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of November 19, 2024.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	September 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$1,712,064	$1,462,326
Accounts receivable	36,397	-
Inventories	89,462	73,023
Total current assets	1,837,923	1,535,349

Non-Current Assets:
Property and equipment, net	5,031,361	4,092,950
Operating lease right-of-use asset	6,846,051	5,459,708
Intangible asset	504,499	-
Goodwill	1,985,645	-
Other assets	1,106,597	1,931,357
Total non-current assets	15,474,153	11,484,015

Total assets	$17,312,076	$13,019,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$844,857	$647,811
Line of credit	1,000,000	1,000,000
Current portion of operating lease liabilities	908,691	572,230
Current portion of bank notes payables	169,814	414,378
Current portion of loan payable, EIDL	2,669	10,536
Loans payable to financial institutions	119,939	534,239
Due to related party	1,770,796	24,176
Other payables	1,078,291	65,700

Total current liabilities	5,895,057	3,269,070
Operating lease liabilities, less current portion	6,770,605	5,689,535
Bank notes payables, less current portion	2,830,798	991,951
Loan payable, EIDL, less current portion	415,422	415,329
Notes payable to related party	600,000	-
Convertible notes to related party	1,200,000	-
Total liabilities	17,711,882	10,365,885

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,255,197 shares issued and outstanding at September 30, 2024 and 1,230,246 shares issued and outstanding at December 31, 2023	125	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	10	10
Additional paid-in capital	12,143,969	11,994,119
Accumulated deficit	(12,543,910)	(9,340,773)
Total stockholders’ equity (deficit)	(399,806)	2,653,479

Total liabilities and stockholders’ equity	$17,312,076	$13,019,364

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Nine months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Food and beverage	$9,152,530	$6,714,429	$3,015,525	$2,025,386
Total revenue	9,152,530	6,714,429	3,015,525	2,025,386

Restaurant operating expenses:
Food, beverages and supplies	2,362,515	1,787,046	853,943	557,705
Labor	4,125,195	3,129,198	1,344,534	1,125,717
Rent and utilities	1,262,963	840,389	493,667	285,013
Delivery and service fees	398,986	415,139	118,070	130,189
Depreciation	596,701	396,388	246,374	144,701
Total restaurant operating expenses	8,746,360	6,568,160	3,056,588	2,243,325

Net operating restaurant operating income (loss)	406,170	146,269	(41,063)	(217,939)

Operating expenses:
General and administrative	2,953,755	2,700,078	935,591	477,732
Related party compensation	139,769	216,308	50,000	92,876
Advertising and marketing	80,955	86,593	22,391	34,051
Total operating expenses	3,174,479	3,002,979	1,007,982	604,659

Loss from operations	(2,768,309)	(2,856,710)	(1,049,045)	(822,598)

Other income (expense):
Gain on disposal of fixed asset	-	8,920	-	-
Other income	12,207	14,774	-	7,784
Interest	(413,598))	(186,877)	(161,472)	(48,049))
Total other income (expense), net	(401,391))	(163,183)	(161,472)	(40,265))

Loss before income taxes	(3,169,700))	(3,019,893)	(1,210,517)	(862,863))

Income tax provision	33,437	29,068	11,599	22,080

Net loss	$(3,203,137))	$(3,048,961)	$(1,222,116)	$(884,943)

Loss per share:
Basic and diluted	$(2.39)	(2.29)	(0.91)	(0.67)

Weighted average number of common shares outstanding:
Basic and diluted	1,342,585	1,328,847	1,343,537	1,328,847

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(deficit)
Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	12,476	1	-	-	64,148	-	64,149

Net loss	-	-	-	-	-	(876,205)	(876,205)

Balance at March 31, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(10,216,978)	$1,841,423

Net loss	-	-	-	-	-	(1,104,816)	(1,104,816)

Balance at June 30, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(11,321,794)	736,607

Issuance of Class A Common Stock	12,475	$1	-	-	85,702	-	85,703

Net loss	-	-	-	-	-	(1,222,116)	(1,222,116)

Balance at September 30, 2024 (unaudited)	1,255,197	$125	100,000	$10	$12,143,969	$(12,543,910)	$(399,806)

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,228.846	$123	100,000	$10	$11,938,119	$(6,300,409)	$5,637,843

Net loss	-	-	-	-	-	(1,144,489)	(1,144,489)

Balance at March 31, 2023 (unaudited)	1,228.846	$123	100,000	$10	$11,938,119	$(7,444,898)	$4,493,354

Net loss	-	-	-	-	-	(1,019,529)	(1,019,529)

Balance at June 30, 2023 (unaudited)	1,228,846	$123	100,000	$10	$11,938,119	$(8,464,427)	$3,473,825

Net loss	-	-	-	-	-	(884,943)	(884,943)

Balance at September 30, 2023 (unaudited)	1,228,846	$123	100,000	$10	$11,938,119	$(9,349,370)	$2,588,882

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,203,137)	$(3,048,961)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	596,701	396,388
Amortization	26,552	-
Gain on disposal of fixed asset	-	(8,920)
Changes in assets and liabilities:
Accounts receivable	(36,397)	-
Inventories	(3,654)	390
Other assets	825,960	(564,775)
Accounts payable and accrued expenses	199,483	(3,118)
Due to related party	1,746,620	(142,106
Other payables	1,012,591	59,785
Net cash provided by (used in) operating activities	1,164,719	(3,311,317)

Cash flows from investing activities:
Purchases of property and equipment	(437,042)	(1,339,132)
Acquisition of LV entities	(1,800,000)	-
Net cash used in investing activities	(2,237,042)	(1,339,132)

Cash flows from financing activities:
Advance from line of credit	-	500,000
Proceeds from borrowings for acquisition of LV entities	900,000	812,000
Proceeds from borrowings	1,138,164	-
Repayments on bank notes payables	(451,655))	(645,280)
Repayment of loan payable to financial institutions	(414,300))	-
Proceeds from sale of common shares	149,852	-
Net cash provided by financing activities	1,322,061	666,720

Net increase (decrease) in cash	249,738	(3,983,729)

Cash – beginning of period	1,462,326	6,138,786

Cash – end of period	$1,712,064	$2,155,057

Supplemental disclosures of non-cash financing activities:
Note payable to related party	$600,000	-
Convertible notes to related party	$1,200,000	-

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$401,861	$186,877
Income taxes	$33,437	$29,068

See accompanying notes to unaudited consolidated financial statements.

YOSHIHARU GLOBAL CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Yoshiharu Global Co. (“Yoshiharu”) was incorporated in the State of Delaware on December 9, 2021. Yoshiharu has the following wholly owned subsidiaries:

Name	Date of Formation	Description of Business
Global JJ Group, Inc. (“JJ”)	January 8, 2015	Ramen stores located in Orange, California and Buena Park, California.
Global AA Group, Inc. (“AA”)	July 21, 2016	Ramen store located in Whittier, California.
Global BB Group, Inc. (“BB”)	May 19, 2017	Ramen store located in Chino Hills, California.
Global CC Group, Inc. (“CC”)	September 23, 2019	Ramen stores located in Eastvale, California and Corona, California.
Global DD Group, Inc. (“DD”)	December 19, 2019	Ramen store located in la Mirada, California.
Yoshiharu Irvine (“YI”)	December 4, 2020	Ramen store located in Irvine, California.
Yoshiharu Cerritos (“YC”)	January 21, 2021	Ramen store located in Cerritos, California.
Yoshiharu Clemente (“YCT”)	May 2, 2022	Ramen store opened on October 31, 2024 in San Clemente, California.
Yoshiharu Laguna (“YL”)	May 2, 2022	Ramen store located in Laguna, California.
Yoshiharu Ontario (“YO”)	May 2, 2022	Ramen store to be opened in Ontario, California.
Yoshiharu Menifee (“YM”)	May 2, 2022	Ramen store to be opened in Menifee, California.
Yoshiharu Las Vegas (“YLV”)	Sep 21, 2023	Ramen store and Izakaya stores in Las Vegas, Nevada
Yoshiharu Garden Grove (“YG”)	July 27, 2022	Ramen store located in Garden Grove, California.

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

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, a total of 34,846 additional shares of Class A common stock were issued and a total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized, issued, and outstanding shares of the preferred stock of the Company were not changed.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024 and 2023. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

The Company granted the underwriters a 45-day option to purchase up to 441,000 additional shares (equal to 15% of the shares of class A common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of class A common stock equal to 5.0% of the aggregate number of shares of Class A common stock sold in the IPO (including shares of Class A common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing nine months from the date of commencement of the sales of the shares of Class A common stock in connection with the IPO, at an initial exercise price per share of $5.00 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $81 thousand and $87 thousand for the nine months period ended September 30, 2024 and 2023, respectively.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the YLV asset acquisition in April 2024, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the three and nine months ended September 30, 2024.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of September 30, 2024.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION UNDER ASSET PURCHASE

On June 12, 2024, the Company consummated the closing of the transactions contemplated by an Asset Purchase Agreement (“APA”) with Mr. Jihyuck Hwang (“Seller”)(see Note 9 Related Party Transactions) via the Company’s wholly owned subsidiary, Yoshiharu Las Vegas (“YLV”). The APA provided for the purchase of specific assets of the three restaurant businesses, including inventory, security deposits, fixed assets and lease assignment effective as of April 20, 2024. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of September 30, 2024. The three restaurants consist of one Japanese ramen restaurant, and two Izakaya style restaurants offering sushi & steak along with Japanese ramen.

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

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Life	Average Remining Life	September 30, 2024	April 20, 2024

Brand & non-compete	10 years	9.5 years	$531,051	$531,051
Less – accumulated amortization			(26,552)	-

Total intangible assets, net			$504,499	$531,051

Estimated future amortization of intangible assets is as follows:

Years ending December 31,	Amount

2024 (remaining three months)	$13,276
2025	53,105
2026	53,105
2027	53,105
2028	53,105
Thereafter	278,803

Total	$504,499

Amortization expense on intangible assets amounted to $26,552 and $0 for the nine months ended September 30, 2024 and 2023.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023

Leasehold Improvement	$5,160,139	$4,447,705
Furniture and equipment	1,725,414	902,736
Vehicle	438,521	438,521

Total property and equipment	7,324,074	5,788,962
Accumulated depreciation	(2,292,713)	(1,696,012)

Total property and equipment, net	$5,031,361	$4,092,950

Total depreciation was $596,701 and $545,549 for the nine month period ended September 30, 2024 and for the year ended December 31, 2023, respectively.

6. OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2024	2023

Escrow deposit to acquire assets from Las Vegas restaurants	$-	$729,352
Security deposits	225,838	209,844
Tenant improvement receivable	370,335	370,335
Loan to Won Zo Whittier	100,300	100,300
Others	410,124	521,526

Total other assets	$1,106,597	$1,931,357

7. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 6.35% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2024. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At September 30, 2024 and December 31,2023, the outstanding balance was $1,000,000 and $1,000,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES

	September 30,	December 31,
	2024	2023

November 27, 2018 ($780,000) – JJ	$240,944	$331,022
September 14, 2021 ($197,000) – CC	162,612	164,418
April 22, 2022 ($195,000) – Cerritos	172,468	174,492
May 22, 2023 ($138,000) – BB	104,430	121,951
May 22, 2023 ($196,000) – CC	148,289	173,169
May 22, 2023 ($178,000) – DD	135,564	158,309
September 13, 2023 ($150,000) – Garden Grove	122,705	141,484
September 13, 2023 ($150,000) – Laguna	122,705	141,484
March 22, 2024 ($150,000) – YM	137,872	-
March 22, 2024 ($150,000) – YCT	137,872	-
January 30, 2024 ($500,000) – Yoshiharu	650,000	-
June 4, 2024 ($900,000) – YLV	865,151	-

Total bank notes payables	3,000,612	1,406,329

Less - current portion	(169,814)	(414,378)
Total bank notes payables, less current portion	$2,830,798	$991,951

The following table provides future minimum payments as of September 30, 2024:

For the years ended	Amount
2024 (remaining nine months)	$169,814
2025	1,284,077
2026	450,359
2027	450,359
2028	355,656
Thereafter	290,347

Total	$3,000,612

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $240,944 and $331,022, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $ 162,612 and $164,418, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,476.31 per month which includes principal and interest with an interest rate of 9.50%. The balance of principal and interest is payable on August 9, 2029.

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $ 172,468 and $174,492, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,686.99 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on August 9, 2029.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of September 30, 2024 and December 31, 2023, the balance of the loan is $104,430 and $121,951, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,892.36 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of September 30, 2024 and December 31, 2023, the balance of the loan is $148,289 and $173,169, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,107.11 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of September 30, 2024 and December 31, 2023, the balance of the loan is $135,564 and $158,309, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,754.68 per month which includes principal and interest with an initial interest rate of 9.75%. The balance of principal and interest is payable on April 1, 2028.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $122,705 and $141,484, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.82 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on August 29, 2028.

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $122,705 and $141,484, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,160.82 per month which includes principal and interest with an initial interest rate of 9.50%. The balance of principal and interest is payable on August 29, 2028.

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $137,872 and $0, respectively.

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

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the balance of the loan is $137,872 and $0, respectively.

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

January 30, 2024– $650,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. On August 16, 2024, Yoshiharu borrowed additional $150,000 from the commercial bank for working capital purpose. As of September 30, 2024 and December 31, 2023, the balance of the loan is $650,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,902.09 per month which includes interest with an initial interest rate of 9.00%. The balance of principal and interest is payable on August 16, 2025.

June 4, 2024– $900,000 – Yoshiharu Las Vegas

On June 4, 2024, Yoshiharu Las Vegas (the “YLV”) executed the standard loan documents required for securing a loan of $900,000 from a commercial bank, with proceeds to be used to acquire certain assets of three restaurants in Las Vegas. As of September 30, 2024 and December 31, 2023, the balance of the loan is $865,151 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $20,531.59 per month which includes principal and interest with an initial interest rate of 9.00%. The balance of principal and interest is payable on December 6, 2028.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. LOAN PAYABLES, EIDL

	September 30,	December 31,
	2024	2023

June 13, 2020 ($150,000 - EIDL ) - AA	$139,507	$142,104
June 13, 2020 ($150,000 - EIDL ) - BB	139,552	142,119
July 15, 2020 ($150,000 - EIDL) - JJ	139,032	141,642

Total loans payables, EIDL	418,091	425,865

Less - current portion	(2,669)	(10,536)

Total loans payables, EIDL, less current portion	$415,422	$415,329

The following table provides future minimum payments as of September 30, 2024:

For the years ended	Amount
2024 (remaining three months)	$2,669
2025	10,928
2026	11,345
2027	11,777
2028	12,227
Thereafter	369,145

Total	$418,091

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	September 30, 2024	December 31, 2023

November 17, 2023 ($76,400) – AA Loan agreement with principal amount of $76,400 and repayment rate of 44.17% for a total of $93,972. The loan payable matures on November 11, 2024	3,937	65,896
November 17, 2023 ($115,600) - BB Loan agreement with principal amount of $115,600 and repayment rate of 43.01% for a total of $142,188. The loan payable matures on November 11, 2024	20,251	101,649
November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	57,290	85,080
November 30, 2023 ($132,100) - CC (EV) Loan agreement with principal amount of $132,100 and repayment rate of 43.39% for a total of $162,483. The loan payable matures on November 24, 2024	33,026	123,276
November 20, 2023 ($89,400) - JJ (BP) Loan agreement with principal amount of $89,400 and repayment rate of 44.54% for a total of $110,856. The loan payable matures on November 14, 2024	-	81,299
November 20, 2023 ($90,900) - JJ (OR) Loan agreement with principal amount of $90,900 and repayment rate of 43.99% for a total of $111,807. The loan payable matures on November 14, 2024	5,435	77,039
Total loan payable	$119,939	$534,239

11. CONVERTIBLE NOTE TO RELATED PARTY

On June 12, 2024, the Company issued convertible note to a related party. The convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on conversion price which is determined at 150% of the average of the highest and lowest prices of the Company’s stock (traded under the symbol “YOSH”) during the five business days immediately after the closing date. Based on the conversion price formula, it was determined at $5.90. In the event the closing price of the stocks of the Company on the date of conversion is lower than the conversion price, the related party has the option to elect to receive the entire principal sum and accrued interest in cash or to convert any portion of this convertible note into Class A Common Stocks of the Company at the conversion price and receive the remaining balance of the principal sum in cash. However, in the event the closing price of the stocks of the Company on the date of conversion is higher than the conversion price determined, the related party converts the entire principal sum and accrued interest into Class A Common Stocks of the Company.

Interest expense was $1,512 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $1,808 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

12. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company borrowed money from APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of September 30, 2024 and December 31, 2023, the balance was $1,770,796 and $24,176, respectively.

●	Related party compensation – For the nine months ended September 30, 2024 and 2023, the compensation to James Chae was $139,769 and $216,308, respectively.

●

Notes payable and Convertible notes to related party –. On June 12, 2024, the Company consummated the acquisition of certain assets in three Las Vegas restaurants from Mr. Jihyuck Hwang. Total acquisition cost was $3.6 million, consisting of $1.8 million in cash, issuance of a $600,000 promissory note and issuance of a $1.2 million convertible note to Mr. Hwang. The promissory note will be repaid in two equal installments without interest, while the convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on a specific price formula. As of September 30, 2024, the balances were $600,000 and $1.2 million for the promissory note and the convertible note, respectively. The balances were zero as of December 31, 2023.

Interest expense was $1,512 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $1,808 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Nine months Ended September 30,	2024	2023

Current provision:
Federal	$-	$-
State	33,437	29,068
Total current provision	33,437	6,988

Deferred provision:
Federal	-	-
State	-	-
Total deferred provision	-	-

Total tax provision	$33,437	$29,068

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

September 30,	2024	2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	0.00%	0%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAX (Continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

	September 30, 2024	December 31, 2023

Deferred tax assets:
Net operating loss	$2,111,000	$1,438,000
Other temporary differences	-	-

Total deferred tax assets	2,111,000	1,438,000
Less – valuation allowance	(2,111,000)	(1,438,000)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $10,052,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

14. COMMITMENTS AND CONTINGENCIES

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with ASC 842, the components of lease expense were as follows:

	September 30,
For the nine months ended	2024	2023
Operating lease expense	$942,945	$683,947
Total lease expense	$942,945	$683,947

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended	2024	2023
Operating cash flows from operating leases	$806,276	$607,429
Cash paid for amounts included in the measurement of lease liabilities	$542,277	$607,429

Weighted-average remaining lease term—operating leases		6.9 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2024 (remaining three months)	$324,596
2025	1,327,951
2026	1,332,786
2027	1,306,218
2028	1,254,507
Thereafter	4,070,785
Total undiscounted cash flows	$9,616,843

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.9 Years
Weighted-average discount rate	7%
Present values	$7,679,296

Lease liabilities—current	908,691
Lease liabilities—long-term	6,770,605
Lease liabilities—total	$7,679,296

Difference between undiscounted and discounted cash flows	$1,937,547

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company also granted the underwriters a 45-day option to purchase up to 441,000 additional shares (equal to 15% of the shares of class A common stock sold in the IPO) to cover over-allotments, if any, which the underwriters did not exercise. In addition, the Company issued to the representative of the underwriters warrants to purchase a number of shares of class A common stock equal to 5.0% of the aggregate number of shares of Class A common stock sold in the IPO (including shares of Class A common stock sold upon exercise of the over-allotment option). The representative’s warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-½-year period commencing nine months from the date of commencement of the sales of the shares of Class A common stock in connection with the IPO, at an initial exercise price per share of $5.00 (equal to 125% of the initial public offering price per share of class A common stock). No representative’s warrants have been exercised.

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

On January 5, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, an accredited investor (“the Investor”), allowing the Company to sell up to $5,000,000 in Class A common stock to the Investor, subject to certain conditions including SEC approval of a registration statement. The Company controls the timing and amount of these sales until September 30, 2024, influenced by market conditions and trading prices. The shares will be sold at either 85% or 96% of the lowest trading price over the five days prior to closing, with specific limits on the amounts for each price option. The total shares sold cannot exceed 237,885 without stockholder approval, and the Investor’s ownership is capped at 9.99% of the outstanding shares. As consideration, the Company will issue 24,950 shares of Common Stock to the Investor, divided into two tranches.

On January 9 and September 24, 2024, Yoshiharu Global Co. issued 12,745 shares of Class A Common Stock, respectively, as commitment shares pursuant to this agreement.

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

15. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

On November 22, 2023, the Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of its issued Class B common stock in the ratio of 1-for-10 to be effective at 11:59 p.m. eastern on November 27, 2023. As a result, a total of 100,000 shares of Class B common stock were issued and outstanding as of September 30, 2024 and December 31, 2023.

16. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the nine months ended September 30, 2024 and 2023.

17. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 up through the date the unaudited consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine-month period ended September 30, 2024.

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within nine months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 14 restaurant stores with an additional 3 restaurant stores under construction/development/acquisition as of September 30, 2024.

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

Deliver Consistent Comparable Restaurant Sales Growth.

We have achieved positive comparable restaurant sales growth in recent periods. We believe we will be able to generate future comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a satisfying dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, including the potential of a larger format restaurant with a sake bar concept. In addition to the strategies stated above, we expect to initiate sales of franchises in 2025.

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

Recent Developments

On October 31, 2024 we opened a new restaurant in San Clemente, CA, bringing the number of locations to 15 with 2 additional locations under construction. We believe this new opening will strengthen our business and further add to our presence in the southern California dining scene.

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

Results of Operations

The following table presents selected comparative results of operations from our unaudited financial statements for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

Three and Nine months ended September 30, 2024 Compared to Three and Nine months ended September 30, 2023

	Nine months ended September 30,		Increase / (Decrease)
	2024	2023	$	%

Revenue	$9,152,530	$6,714,429	$2,438,101	36.3%
Restaurant operating expenses:
Food, beverages and supplies	2,362,515	1,787,046	575,469	32.2%
Labor	4,125,195	3,129,198	995,997	31.8%
Rent and utilities	1,262,963	840,389	422,574	50.3%
Delivery and service fees	398,986	415,139	(16,153)	-3.9%
Depreciation	596,701	396,388	200,313	50.5%
Total restaurant operating expenses	8,746,360	6,568,160	2,178,200	33.2%
Net restaurant operating income	406,170	146,269	259,901	177.7%
General and administrative	2,953,755	2,700,078	253,677	9.4%
Compensation to related party	139,769	216,308	(76,539)	-35.4%
Advertising and marketing	80,955	86,593	(5,638)	-6.5%
Total operating expenses	3,174,479	3,002,979	171,500	5.7%
Loss from operations	(2,768,309)	(2,856,710)	88,401	-3.1%
Other income (expense):
Gain on disposal of fixed asset	-	8,920	(8,920)	-100.0%
Other income	12,207	14,774	(2,567)	-17.4%
Interest	(413,598)	(186,877)	(226,721)	121.3%
Loss before income taxes	(3,169,700)	(2,157,030)	(149,807)	5.0%
Income tax provision	33,437	29,068	4,369 0	15.0%
Net loss	$(3,203,137)	$(3,048,961)	$(154,176)	5.1%

	Three Months ended September 30,		Increase / (Decrease)
	2024	2023	$	%

Revenue	$3,015,525	$2,025,386	$990,139	48.9%
Restaurant operating expenses:
Food, beverages and supplies	853,943	557,705	296,238	53.1%
Labor	1,344,534	1,125,717	218,817	19.4%
Rent and utilities	493,667	285,013	208,654	73.2%
Delivery and service fees	118,070	130,189	(12,119)	-9.3%
Depreciation	246,374	144,701	101,673	70.3%
Total restaurant operating expenses	3,056,588	2,243,325	813,263	36.3%
Net restaurant operating loss	(41,063	(217,939	176,876	-81.2%
General and administrative	941,701	477,732	463,969	97.1%
Compensation to related party	43,890	92,876	(48,986)	-52.7%
Advertising and marketing	22,391	34,051	(11,660)	-34.2%
Total operating expenses	1,007,982	604,659	403,323)	66.7%
Loss from operations	(1,049,045)	(822,598)	(226,447)	27.5%
Other income (expense):
Other income	-	7,784	(7,784)	-100.0%
Interest	(161,472)	(48,049)	(113,423)	236.1%
Loss before income taxes	(1,210,517)	(862,863)	(347,654)	40.3%
Income tax provision	11,599	22,080	(10,481)	-47.5%
Net loss	$(1,222,116)	$(884,943)	$(337,173)	38.1%

Revenues. Revenues were $9.1 million for the nine months ended September 30, 2024 compared to $6.7 million for the nine months ended September 30, 2023, representing an increase of approximately $2.4 million, or 36.3%. The increase in revenue for the nine-month period was primarily driven by the three new Las Vegas restaurants acquired in April 2024 which represents a $2.4 million increase in revenues compared to the prior period.

Revenues. Revenues were $3.0 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023, representing an increase of approximately $1.0 million, or 48.9%. The increase in revenue for the three-month period was primarily driven by the three new Las Vegas restaurants acquired in April 2024 which represents a $1.1 million increase in revenues compared to the prior period.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $2.4 million for the nine months ended September 30, 2024 compared to $1.8 million for the nine months ended September 30, 2023, representing an increase of approximately $0.6 million, or 32.2%. The increase in costs for the nine-month period was primarily driven by increases in revenues from the three new Las Vegas restaurants acquired. As a percentage of sales, food, beverage and supply costs stayed comparable at 25.8% in the nine months ended September 30, 2024 and at 26.6% in the nine months ended September 30, 2023.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $0.9 million for the three months ended September 30, 2024 compared to $0.6 million for the three months ended September 30, 2023, representing an increase of approximately $0.3 million, or 53.1%. The increase in costs for the three-month period was primarily driven by increases in revenues from the three new Las Vegas restaurants acquired. As a percentage of sales, food, beverage and supply costs stayed comparable at 28.3% in the three months ended September 30, 2024 and at 27.5% in the three months ended September 30, 2023.

Labor. Labor and related costs were approximately $4.1 million for the nine months ended September 30, 2024 compared to $3.1 million for the nine months ended September 30, 2023, representing an increase of approximately $1.0 million, or 31.8%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new Las Vegas restaurants acquired. As a percentage of sales, labor and related costs was 45.1% in the nine months ended September 30, 2024 compared to 46.6% in the nine months ended September 30, 2023.

Labor. Labor and related costs were approximately $1.3 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023, representing an increase of approximately $0.2 million, or 19.4%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new Las Vegas restaurants acquired. As a percentage of sales, labor and related costs was 44.6% in the three months ended September 30, 2024 compared to 55.6% in the three months ended September 30, 2023.

Rent and utilities. Rent and utilities expenses were approximately $1.2 million for the nine months ended September 30, 2024 compared to $0.8 million for the nine months ended September 30, 2023, representing an increase of approximately $0.4 million, or 50.3%. The increase was primarily a result of the three new Las Vegas restaurants acquired. As a percentage of sales, rent and utilities ratio for the nine months ended September 30, 2024 was 13.8% which is comparable to 12.5% in the prior period.

Rent and utilities. Rent and utilities expenses were approximately $494 thousand for the three months ended September 30, 2024 compared to $285 thousand for the three months ended September 30, 2023, representing an increase of approximately $209 thousand, or 73.2%. The increase was primarily a result of the three new Las Vegas restaurants acquired. As a percentage of sales, rent and utilities ratio for the three months ended September 30, 2024 was 16.4% which is comparable to 14.1% in the prior period.

Delivery and service fees. Delivery and service fees incurred were approximately $399 thousand for the nine months ended September 30, 2024 compared to $415 thousand for the nine months ended September 30, 2023, representing a comparable expenses as more customers preferred in-dining rather than take-out during the post-Covid period. As a percentage of sales, delivery and service fees ratio for the nine months ended September 30, 2024 decreased to 4.4% compared to 6.2% in the prior period due to the decrease of take-out sales in the sales mix between the in-dining and take-out.

Delivery and service fees. Delivery and service fees incurred were approximately $118 thousand for the three months ended September 30, 2024 compared to $130 thousand for the three months ended September 30, 2023, representing a comparable expenses as more customers preferred in-dining rather than take-out during the post-Covid period. As a percentage of sales, delivery and service fees ratio for the three months ended September 30, 2024 decreased to 3.9% compared to 6.4% in the prior period due to the decrease of take-out sales in the sales mix between the in-dining and take-out.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $597 thousand for the nine months ended September 30, 2024 compared to $396 thousand for the nine months ended September 30, 2023, representing an increase of approximately $200 thousand, or 50.5%. The increase was primarily due to the three new Las Vegas restaurants acquired in April 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $246 thousand for the three months ended September 30, 2024 compared to $145 thousand for the three months ended September 30, 2023, representing an increase of approximately 101 thousand, or 70.3%. The increase was primarily due to the three new Las Vegas restaurants acquired in April 2024.

General and administrative expenses. General and administrative expenses were approximately $2.9 million for the nine months ended September 30, 2024 compared to $2.7 million for the nine months ended September 30, 2023, representing an increase of approximately $0.2 million or 9.2%. This increase in general and administrative expenses was primarily due to the city permit fees of $71 thousand related to opening a new restaurant, increase in travel and office expenses of $60 thousand and $70 thousand, respectively, related to acquisition of LV entities. As a percentage of sales, general and administrative expenses decreased to 32.2% in the nine months ended September 30, 2024 from 40.2% in the nine months ended September 30, 2023, primarily due to the management efforts.

General and administrative expenses. General and administrative expenses were approximately $0.9 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023, representing an increase of approximately $0.4 million or 95.8%. This increase in general and administrative expenses was primarily due to the acquisition of LV entities. As a percentage of sales, general and administrative expenses decreased to 31.0% in the three months ended September 30, 2024 from 23.6% in the three months ended September 30, 2023.

Related party compensation: Compensation to James Chae was approximately $140 thousand for the nine months ended September 30, 2024 compared to $216 thousand for the nine months ended September 30, 2023, representing a decrease of approximately $76 thousand in an effort to control the expenses. As a percentage of sales, related party compensation was 1.5% in the nine months ended September 30, 2024 and 3.2% in the nine months ended September 30, 2023.

Related party compensation: Compensation to James Chae was approximately $44 thousand for the three months ended September 30, 2024 compared to $93 thousand for the three months ended September 30, 2023, representing an increase of approximately $49 thousand. As a percentage of sales, related party compensation was 1.5% in the three months ended September 30, 2024 and 4.6% in the three months ended September 30, 2023.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Nine months ended September 30,
	2024	2023

Net loss, as reported	$(3,203,137)	$(3,048,961)
Interest, net	413,598	186,877
Taxes	33,437	29,068
Depreciation and amortization	623,253	396,388
EBITDA	(2,132,849)	(2,436,628)
Restaurants opening costs (a)	195,615	431,072
Gain on disposal of fixed asset	-	(8,920)
Adjusted EBITDA	$(1,937,234)	$(2,014,476)

(a)	Represents expenses incurred to secure the restaurant locations under development and costs to reserve back-office managers to manage those restaurants.

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

The following table reconciles net restaurant operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the years ended September 30, 2024 and September 30, 2023:

	Nine months ended September 30,
	2024	2023

Net restaurant operating income, as reported	$406,170	$146,269
Depreciation	596,701	396,388
Restaurant-level Contribution	$1,002,871	$542,657
Operating profit margin	4.4%	2.2%
Restaurant-level Contribution Margin (a)	11.0%	8.1%

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

The following table shows the AUVs for the nine months ended September 30, 2024 and September 30, 2023, respectively:

	Nine months ended September 30,
	2024	2023

Average Unit Volumes	$1,001,612	$1,126,728

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months Ended September 30,
	2024	2023

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,164,719	$(3,311,317)
Net cash used in investing activities	(2,237,042)	(1,339,132)
Net cash provided by financing activities	1,322,061	666,720

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the nine-month period ended September 30, 2024 was $1,164,719 which resulted from net loss of $3,203,137, non-cash charges of $623,253 for depreciation and amortization and net cash inflows of $3,744,603 from changes in operating assets and liabilities. The net loss was greater for the period relative to prior periods as a result of an increase in interest expenses following the acquisition of Las Vegas entities despite of the management efforts to control general and administrative expenses. The net cash inflows from changes in operating assets and liabilities were the result of increases in due to related party by $1,746,620, accounts payable and accrued expenses by $199,483, other payables by $1,012,591, and a decrease in other assets by $825,960 which was offset by the increases in accounts receivable by $36,397 and inventory by $3,654.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 and 2023 was $2,237,042 and $1,339,132, respectively. For the acquisition of Las Vegas restaurants in total price of $3.6 million, the Company used total $1.8 million of cash with non-cash financing for $1.8 million for the nine-month period ended September 30, 2024. Excluding the acquisition of Las Vegas restaurants, expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1,322,061 due to $2,038,164 cash received through bank borrowings, offset by $865,955 of repayment of bank borrowings and loan payable to financial institutions.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $666,720 due to $500,000 cash received through line of credit and two additional bank loans in total of $300,00, offset by the repayment of bank borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 30, 2024, as well as our long-term obligations:

	Payments due by period as of September 30, 2024
	Total	2024 (remaining three months)	2025-2026	2027-2028	Thereafter
Capital lease payments	$9,616,843	$324,596	$2,660,737	$2,560,725	$4,070,785
Bank note payables	3,000,612	169,814	1,734,436	806,015	290,347
EIDL loan payables	418,091	2,669	22,273	24,004	369,145
Loans payable to financial institutions	119,939	119,939	-	-	-
Total contractual obligations	$13,155,485	$617,018	$4,417,446	$3,390,744	$4,730,277

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

Off Balance Sheet Arrangements

As of September 30, 2024, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 2, 2024 we announced the closing of a non-brokered $1 million private placement investment from an accredited investor. We intend on using the proceeds from this private placement to fund the Company’s expansion into the Korean BBQ segment.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included herein or incorporated herein by reference :

2.1	Amended and Restated Asset Purchase Agreement by and between the Company and Jihyuck Hwang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2024).
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
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

Date: November 19, 2024	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

