Form 10-K
period 2024-12-31
Yoshiharu Global Co.
filed 2025-03-27
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41494

YOSHIHARU GLOBAL CO.

(Exact name of registrant as specified in its charter)

Delaware	87-3941448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

596 Apollo St.

Brea, CA 92821

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 million based on the closing sales price on the Nasdaq Stock Market LLC on June 30, 2024, the last business day of the registrants most recently completed second fiscal quarter.

The registrant had 1,332,145 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of March 25, 2025.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated, Yoshiharu Global Co., together with its consolidated subsidiaries, is hereinafter referred to as “Yoshiharu,” the “registrant,” “us,” “we,” “our,” or the “Company.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

In September 2022, we consummated our initial public offering (the “IPO”) of 2,940,000 shares of our Class A common stock (pre-Reverse Stock Split), par value $0.0001 per share (“Class A Common Stock”) at a public offering price of $4.00 per share, generating gross proceeds of $11,760,000. Net proceeds from the IPO were approximately $10.3 million after deducting underwriting discounts and commissions and other offering expenses of approximately $1.5 million.

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

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, a total of 34,846 shares of Class A Common Stock were issued and total of 1,230,246 shares of Class A Common Stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in our outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock and number of authorized shares of our Class B common stock were not changed.

Supply Chain Disruption and Inflation

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. Although historically, and as of December 31, 2024, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in supply costs could materially adversely affect our business, financial condition or results of operations.

Historically and as of the date hereof, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have a materially adverse impact on our business, financial condition or results of operations. Furthermore, future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending at our restaurants, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth. To the extent that we are unable to offset such cost inflation through increased menu prices or increased efficiencies in our operations and cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows and the trading price of our common shares. We have been able to offset to some extent these inflationary and other cost pressures through actions such as increasing menu prices and supply chain initiatives, however, we expect these inflationary and other cost pressures to continue into and throughout the year 2025.

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

Attractive Restaurant-Level Economics.

At Yoshiharu, we believe our rapid customer turnover, combined with our ability to deliver in 2 major day parts with lunch and dinner, allows for robust and efficient sales in each of our restaurants. Our average unit volume (“AUV”, as defined herein) was $1.1 million in 2023 and $1.0 million in 2024.

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

Properties

As of December 31, 2024, we operated twelve (12) restaurants in California and one location under construction. We also operated three restaurants in Las Vegas since April 2024. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centres of varying sizes. Our restaurants currently average approximately 1,578 square feet. We lease the property for our corporate offices and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of the date of this Report:

Store Location	Address	Year Launched
Orange	1891 N Tustin St, Orange, CA 92865	2016
Buena Park	6970 Beach Blvd, #F206 Buena Park, CA 90621	2017
Whittier	8426 Laurel Ave, STE A Whittier, CA 90605	2017
Chino	4004 Grand Ave STE C Chino, CA 91710	2019
Eastvale	4910 Hamner Ave STE 150, Eastvale, CA 91752	2020
Irvine	3935 Portola Pkwy, Irvine, CA 92602	2021
La Mirada	12806 La Mirada Blvd, La Mirada, CA 90638	2022
Cerritos	11533 South St, Cerritos, CA 90703	2022
Corona	440 N Mckinley St STE 101, Corona, CA 92879	2023
Garden Grove	9812 Chapman Avenue Garden Grove, CA 92841	2023
Laguna	32341 Golden Lantern, STE B, Laguna Niguel, CA 92677	1Q 2024*[1]
San Clemente	638 Camino de Los Mares STE 16, San Clemente, CA 92673	4Q 2024*[2]
Menifee	27311 Newport Road, Suite 320, Menifee, CA 92584	1Q 2025*[3]
Ontario	960 N Haven Ave, Suite 100, Ontario, CA 91764	1Q 2025*[3]
Las Vegas	6125 S. Fort Apache Road, Suite 200, Las Vegas, NV 89148	2Q 2024*[4]
Las Vegas	280 E Flamingo Road, Suite C, Las Vegas, NV 89169	2Q 2024*[4]
Las Vegas	6572 N Decatur Blvd., Las Vegas, NV 89131	2Q 2024*[4]

*1 Opened in February 2024.

*2 Opened in October 2024

*3 Under construction.

*4 Acquired in April 2024

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

We opened one restaurant in each year from 2019 through 2021, and we have opened two restaurants in 2022, 2023 and 2024, respectively. We also acquired three existing restaurants in Las Vegas by an Asset Purchase Agreement (“APA”) with Mr. Jihyuck Hwang (“Seller”) (see Note 9 Related Party Transactions) via the Company’s wholly owned subsidiary, Yoshiharu Las Vegas (“YLV”). The APA provided for the purchase of specific assets of the three restaurant businesses, including inventory, security deposits, fixed assets and lease assignment effective as of April 20, 2024.

We anticipate approximately $350,000 - $550,000 in costs per new location in development and has spent approximately $484,000 for the one location under construction/development as of December 31, 2024.

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

Restaurant Industry Overview

According to the National Restaurant Association (the “NRA”), restaurant industry sales in 2024 were over $1.1 trillion, up from $1.0 trillion in 2024 and is forecast to grow to $1.5 trillion in 2025.

The restaurant industry is divided into several primary segments, including limited-service and full-service restaurants, which are generally categorized by price, quality of food, service, and location. Yoshiharu sits at the intersection of these two segments offering the experience and food quality of a full-service restaurant and the speed of service of a limited-service restaurant. We primarily compete with other full-service restaurants, which, according to the NRA, had approximately $353 billion of sales in calendar year 2024, up from $324 billion in 2023. The limited-service segment generated approximately $421 billion in calendar year 2024, or a roughly $26 billion increase from the prior year.

We believe that increased multiculturalism in the United States, driven in part by growth in the Asian demographic, contributes to a favorable macro environment for Yoshiharu’s future growth. According to the U.S. Census Bureau, the Asian population is projected to be one of the fastest growing demographics in the United States, increasing in size from 22.4 million people in calendar year 2019 to 46 million people by calendar year 2060. During this time, the Asian population’s share of the nation’s total population is projected to increase by 100%, from approximately 7% to 14%.

Additionally, we believe that Yoshiharu is well-positioned to grow our share of the restaurant market as consumers seek quality, value, healthier options, and authentic global and regional cuisine in their dining choices. According to the National Restaurant Association 2024 State of the Industry report, roughly 47% of family and casual dining restaurants plan to add new menu items identified as healthy or nutritious in 2024.

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

Employees

As of December 31, 2024, we had approximately 259 employees, of whom 10 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

We incurred a net loss of $2.7 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. We must raise capital through the sale of equity in order to continue to sustain our operations.

On January 5, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni”) whereby we sold to Alumni 45,000 shares of Class A Common Stock in exchange for $118 thousand on November 20, 2024. This Purchase Agreement terminated on December 31, 2024.

On January 6, 2025, the Company issued and sold to Crom Structured Opportunities Fund I, LP, a Delaware limited partnership (“Crom”) a 10% OID promissory note in the aggregate principal amount of $1,100,000 (the “Note”) for a purchase price of $1,000,000. The Company repaid such Note on March 7, 2025 with the proceeds from a loan made to the Company on or about March 6, 2025. Also on January 6, 2025, we entered into an equity purchase agreement (the “Purchase Agreement”) with Crom (the “Investor”) pursuant to which the Company shall have the right, but not the obligation, to sell to the Investor up to $10,000,000 (the “ELOC Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”). However, we have not yet been able to access capital under this agreement since we must first register shares issuable under the Purchase Agreement, which we may only do after the filing of this Annual Report on Form 10-K.

On March 12, 2025, we entered into private placements with three investors for the sale of Class A common stock at a price of $2.50 per share for gross proceeds of $714,000. However, we are obligated to register those shares and if we fail to do so in accordance with those agreements, we may be forced to repurchase those shares at the price we had sold them for. On March 17, 2025 we sold penny warrants at a price of $2.50 per share for gross proceeds of $1,200,000. We are obligated to register the shares underlying such warrants and if we fail to do so in accordance with those agreements, we may be forced to repurchase those warrants for the price we sold them for.

Furthermore, on August 21, 2024, we received a notification letter (the “Letter”) from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its amount of stockholders’ equity has fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1). On February 18, 2025, we received another notification letter (the “2nd Letter”) from Nasdaq notifying the Company that it has scheduled the Company’s securities for delisting from The Nasdaq Capital Market. Pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 series, we appealed Nasdaq’s determination to a Hearings Panel (the “Panel”) and a hearing request has stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision after a hearing scheduled for April 1, 2025. If we fail to remedy our stockholder deficiency prior to April 1, 2025, we will be required to convince Nasdaq that we have a viable plan to correct the deficiency. If Nasdaq rejects our plan, we may be delisted, which will make it more difficult for us to raise capital in order to sustain our operations.

Notwithstanding our current belief that our expected cash flow from operations, and the proceeds from the Purchase Agreement and from the private placements set forth above (including our belief that we will satisfy our registration requirements so that we are not forced to redeem the equity previously sold to such private placement investors) will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter, there are no assurances that we will be able to do so. If we fail to generate adequate capital, we may be forced to curb our operations or cease to continue our operations altogether.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened two new restaurants in 2023 and in 2024, respectively, we currently have two new locations under construction/development. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

We opened two new restaurants in 2023 and in 2024, respectively, and completed the acquisition of three existing restaurants in April 2024. We plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy and expect to open an additional two to four new restaurants in 2024. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

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

As of December 31, 2023 and 2024, we operated ten and fifteen restaurants, respectively. We have opened two new restaurants in February and October 2024, respectively, and acquired three restaurants in April 2024. We currently have two new locations under construction/development. We also plan to open an additional two to four new restaurants in 2025. The capital resources required to develop each new restaurant are significant. On average, we estimate that our restaurants require a cash build-out cost of approximately $350,000-$550,000 per restaurant, net of landlord tenant improvement allowances and pre-opening costs and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, especially in light of recent supply chain disruptions. We believe we have experienced higher costs due to increased commodity prices and challenges sourcing our supplies due in part to global supply chain disruptions. For example, we believe that the cost of certain essential supplies (i.e. gloves and canola oil) has increased as a result of lower supply attributable to supply chain disruptions. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions beyond our control could also adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Although historically and as of December 31, 2024, global supply chain disruptions have not materially adversely affected our business, a substantial increase in the cost of, or inability to procure, the food products most critical to our menu, such as canola oil, rice, meats, fish and other seafood, as well as fresh vegetables, could materially and adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results by, for example, diversifying our suppliers, we remain susceptible to continued increases in food and other essential supply costs as a result of factors beyond our control, such as the current supply chain interruptions, general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

We have, from time to time, received unsecured borrowings from our Chairman and Chief Executive Officer, James Chae and his affiliate APIIS Financial, Inc., a company 100% owned and controlled by Mr. Chae, which is unsecured, non-interest bearing, and is repayable on demand. As of December 31, 2024 and December 31, 2023, the balance was $732,710 and $24,176, respectively. If James Chae or his affiliate APIIS Financial, Inc. chooses to call for repayment of a significant of such borrowings, we may need to use the net proceeds from the IPO, which may adversely impact our operations. Any failure to service such indebtedness or comply with any such obligations may also cause us to incur legal fees if lender brings an action for breach of contract, or otherwise adversely affect our business, financial condition, results of operation and prospects.

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

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. Since January 1, 2024, the State of California has a minimum wage of $16.00 per hour. Moreover, municipalities may set minimum wages above the applicable state standards, including in the municipalities in which we operate.

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

Delays In Obtaining Construction Permits Can Have A Material Adverse Effect on Our Business.

We typically are able to negotiate approximately 6 months to complete a construction/development of our stores before we have to make our first lease payment. Construction/development of a new restaurant takes approximately three - six months once construction permits (e.g., Health and City) are issued. Prior to the COVID-19 pandemic, permits took approximately two months to obtain. During the pandemic and as of December 31, 2024, construction permits have been significantly delayed, causing us to incur lease payments prior to the opening of such locations, which means prior to the generation of any revenues from such stores. A delay in construction permits has had a direct impact on our ability to open our three stores currently under construction/development. We are also making lease payments on all three of such stores. There can be no assurance that construction permits will be timely obtained on future stores, or that they will ever be obtained (including with respect to the two restaurants under construction/development). There is also no assurance that we can successfully negotiate an abatement on any of our existing non-cancelable leases to alleviate such costs, or that we will have the leverage to negotiate longer periods before the first rental payment is required to be made on future leases. A significant increase in lease payments prior to opening our stores could have a material adverse effect on our profitability and growth potential, since increased lease costs could cause us to divert cash away from opening new stores. If we are unable to open new stores, we could be forced to cease operations.

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

If our stockholders’ equity fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our Class A Common Stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on Nasdaq are subject to delisting for, among other things, failure to maintain stockholders’ equity of at least $2,500,000 for continued listing, or to meet the alternatives of market value of listed securities or net income from continuing operations. On February 18, 2025, we received a letter from Nasdaq indicating that Nasdaq has scheduled our securities for delisting from The Nasdaq Capital Market for failure to comply with the stockholders’ equity requirement pursuant to pursuant to Nasdaq Listing Rule 5550(b)(1).

This letter was sent pursuant to an earlier notification letter warning us that we were out of compliance with Listing Rule 5550(b)(1). We were provided an opportunity to provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, which Nasdaq accepted such plan for compliance provided that we achieved compliance by February 17, 2025. We had not regained compliance within the applicable timeframe and were not eligible for a further period to regain compliance.

Pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 series, we may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”), which we did on March 20, 2025 by submitting a request for hearing. A hearing request stayed the suspension of our securities and the filing of the Form 25-NSE pending the Panel’s decision. Upon paying the non-refundable $20,000 fee, we have an opportunity to present a plan to regain compliance to the Panel on April 1, 2025. There can be no assurance that Nasdaq will grant our request for approval of our compliance plan, or otherwise reverse its determination that our securities ought to be delisted.

Even if we are successful in our hearing before the Panel, we cannot guarantee that our stockholders’ equity will comply with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market in the future. If we cannot comply with the Nasdaq Listing Rules either now or in the future, our Class A Common Stock would be subject to delisting and would likely trade on the over-the-counter market. If our Class A Common Stock were to trade on the over-the-counter market, selling shares of our Class A Common Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our Class A Common Stock, further limiting the liquidity of our Class A Common Stock. As a result, the market price of our Class A Common Stock may be depressed, and you may find it more difficult to sell shares of our Class A Common Stock. Such delisting from the Nasdaq and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

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

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors. Per the resignation of Jay Kim and the appointment of Sungjoon Chae, the Company no longer has a majority independent board of directors. Per Nasdaq rules we are not required to have a majority independent board but must still comply with certain subcommittee requirements. We may in the future appoint one or more duly qualified independent directors to fill the current vacancy. See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure”

Item 2. Properties.

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

On March 24, 2025, there were 37 holders of record of the shares of our Class A Common Stock and one holder of Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

On March 12, 2025, the Company entered into a private placement securities subscription with three separate investors for the issuance and sale of 285,600 shares in the aggregate for gross proceeds to the Company of $714,000, or $2.50 per share. Pursuant to the private placement agreements, the Company is obligated to file a registration statement to register these shares with the SEC within thirty (30) calendar days following the filing of this Annual Report on Form 10-K with the SEC. If the Company fails to submit the registration statement within the timeline specified above or if the registration statement is denied, withdrawn or not declared effective by the SEC within one-hundred twenty (120) days from the filing date, Good Mood Studio will have the option, in its sole discretion, to: (1) require the Company to assist it in filing for an exemption under Rule 144 or other applicable SEC regulations to remove the transfer restrictions from the shares, or, if such exemption is unavailable, demand the Company to repurchase the shares at the original purchase price or (2) demand a full refund of the subscription amount subject to the Company’s financial capability as verified by an independent audit conducted within 15 days of the demand.

On March 17, 2025, the Company sold 480,000 warrants for a purchase price of $1,200,000, or $2.50 per share. Each warrant is exercisable for one share of the Company’s Class A common stock pursuant to the terms of a warrant agreement dated as of March 17, 2025. Pursuant to the terms of the Warrant Agreement, in the event that the Company has not obtained stockholder approval, the Company may not issue upon exercise of the Warrants a number of shares of Common Stock, which, when aggregated with any shares of Common Stock issued pursuant to the subscription agreements executed contemporaneously between the Company and other investors or holders of Warrants (whether for Common Stock or Warrants) would equal twenty (20%) percent or more of the Common Stock or twenty (20%) percent or more of the voting power of the Company outstanding before the issuance. The Company is also obligated to file a registration statement to the SEC within thirty (30) calendar days following the filing of this Annual Report on Form 10-K with the SEC. If the Company fails to (i) submit the registration statement within the timeline specified above or if the registration statement is denied, withdrawn or not declared effective by the SEC within one-hundred twenty (120) days from the filing date or (ii) fail to obtain the Requisite Stockholder Approval within 75 days from the date of the Subscription Agreements, the investors will have the option, in their sole discretion, to: (1) with respect to (i), require the Company to assist it in filing for an exemption under Rule 144 or other applicable SEC regulations to remove the transfer restrictions from the Shares, or, if such exemption is unavailable, demand the Company to repurchase the Warrants or underlying shares at the original purchase price; or (2) demand a full refund of the subscription amount, subject to the Company’s financial capability as verified by an independent audit conducted within 15 days of the demand.

On March 25, 2025, the Company entered into Subscription Agreements with certain investors pursuant to which the investors agreed to pay $1,650,000 in aggregate to purchase an aggregate of 660,000 warrants. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of March 24, 2025 (the “Warrant Agreement”). Pursuant to the Subscription Agreements, the Company is obligated to file a registration statement to register these shares with the SEC within thirty (30) calendar days following the filing of this Annual Report on Form 10-K with the SEC. If the Company fails to submit the registration statement within the timeline specified above or if the registration statement is denied, withdrawn or not declared effective by the SEC within one-hundred twenty (120) days from the filing date, the investors will have the option, in its sole discretion, to: (1) require the Company to assist it in filing for an exemption under Rule 144 or other applicable SEC regulations to remove the transfer restrictions from the shares, or, if such exemption is unavailable, demand the Company to repurchase the shares at the original purchase price or (2) demand a full refund of the subscription amount subject to the Company’s financial capability as verified by an independent audit conducted within 15 days of the demand.

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

Overview of Yoshiharu

We are a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, we gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and have continued to expand our top-notch restaurant service across Southern California, currently owning and operating ten restaurant stores. We have opened two new restaurants in February and October 2024 and currently have two new locations under construction/development. We also consummated the acquisition of three existing restaurants in Las Vegas in June 2024.

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

Appointment of New Director

On February 13, 2025, we accepted independent director Jay Kim’s formal resignation, effective immediately. Mr. Kim’s decision to resign was not due to any disagreement with the company on any matter relating to our operations, policies or practices (financial or otherwise).

On March 17, 2025, we appointed Mr. Sungjoon Chae to fill the vacancy on the Board created by the departure of Mr. Jay Kim. Mr. S. Chae will serve on the Board until the Company’s next annual stockholder meeting or until his successor has been duly appointed and qualified or until his earlier death, resignation, retirement, disqualification, removal from office or other cause. He will not serve on any of the committees of the Board.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Years ended December 31,		Increase / (Decrease)
	2024	2023		%

Revenue	$12,839,137	$9,214,779	$3,624,358	39.3%
Restaurant operating expenses:
Food, beverages and supplies	3,363,182	2,376,961	986,221	41.5%
Labor	4,838,325	4,234,905	603,420	14.2%
Rent and utilities	1,770,205	1,129,060	641,145	56.8%
Delivery and service fees	528,632	563,910	(35,278)	-6.3%
Depreciation	822,318	545,549	276,769	50.7%
Total restaurant operating expenses	11,322,662	8,850,385	2,472,277	27.9%
Net restaurant operating income	1,516,475	364,394	1,152,081	316.2%
General and administrative	3,831,676	3,419,036	412,640	12.1%
Compensation to related party	139,769	339,740	(199,971)	-58.9%
Advertising and marketing	100,059	120,872	(20,813)	-17.2%
Total operating expenses	4,071,504	3,879,648	191,856	4.9%
Loss from operations	(2,555,029)	(3,515,254)	960,225	-27.3%
Other income (expense):
RRF loan forgiveness	-	700,454	(700,454)	-100.0%
Gain on disposal of fixed asset	-	8,920	(8,920)	-100.0%
Other income	378,621	32,316	346,305	1,071.6%
Interest	(455,224)	(218,153)	(237,071)	108.7%
Loss before income taxes	(2,631,632)	(2,991,717)	360,085	-12.0%
Income tax provision	34,237	48,647	(14,410)	-29.6%
Net loss	$(2,665,869)	$(3,040,364)	$374,495	-12.3%

Revenues. Revenues were $12.9 million for the year ended December 31, 2024 compared to $9.2 million for the year ended December 31, 2023, representing an increase of approximately $3.6 million, or 39.3%. The increase in sales for the year was primarily driven by $3.5 million in sales from the acquisition of three restaurants in Las Vesgas, and another $1.0 million in sales from two new restaurants opened in February and October 2024, which were offset by a $0.8 million decrease in sales at other restaurants.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $3.4 million for the year ended December 31, 2024 compared to $2.4 million for the year ended December 31, 2023, representing an increase of approximately $1.0 million, or 41.5%. The increase in costs for the year ended December 31, 2024 was primarily driven by increases in revenues from the acquisition of three restaurants in Las Vegas. As a percentage of sales, food, beverage and supply costs were comparable during the years ended December 31, 2024 and 2023.

Labor. Labor and related costs were approximately $4.8 million for the year ended December 31, 2024 compared to $4.2 million for the year ended December 31, 2023, representing an increase of approximately $0.6 million, or 14.2%. The increase in costs was largely driven by additional labor costs incurred with respect to the three acquired restaurants in Las Vegas and the two new restaurant opened in 2024. As a percentage of sales, labor and related costs decreased during the comparable years ended December 31, 2024 and 2023 due to comparatively lower labor costs in Las Vegas.

Rent and utilities. Rent and utilities expenses for the year ended December 31, 2024 increased compared to the year ended in December 31, 2023 by $0.6 million primarily due to the acquisition of three restaurants in Las Vegas. As a percentage of sales, rent and utilities expenses slightly increased to 13.7% in the year ended December 31, 2024, compared to 12.3% for the year ended December 31, 2023. The increase in costs as a percentage of sales was primarily driven by the opening of new restaurants towards the end of the year.

Delivery and service fees. Delivery and service fees incurred were approximately $529 thousand for the year ended December 31, 2024 compared to $564 thousand for the year ended December 31, 2023, representing a decrease of approximately $35 thousand or 6.3%, primarily due to a decrease in food sales via delivery during the comparable period due to the post COVID effect. As a percentage of sales, delivery and service fees ratio for the year ended December 31, 2024 decreased due to increase in sales percentage of the dining-in compared to take-out.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred were approximately $822 thousand for the year ended December 31, 2024 compared to $546 thousand for the year ended December 31, 2023, representing an increase of approximately $277 thousand, or 50.7%. The increase was primarily due to the acquisition of three restaurants in Las Vegas together new two newly opened restaurants in 2024. The depreciation and amortization expenses as a percentage of sales was 6.4% for the year ended December 31, 2024 compared to 5.9% for year ended December 31, 2023.

General and administrative expenses. General and administrative expenses were approximately $3.8 million for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023, representing an increase of approximately $0.4 million or 12.1%. This increase in general and administrative expenses was primarily due to the acquisition of three restaurants in Las Vegas, hiring of additional administrative employees, increases in professional services and corporate-level costs to support growth plans, and the construction/development of new restaurants. As a percentage of sales, general and administrative expenses decreased to 29.7% for the year ended December 31, 2024 from 37.1% for the year ended December 31, 2023, primarily due to the significant management efforts to control manageable expenses.

Related party compensation: Compensation to James Chae was approximately $140 thousand for the year ended December 31, 2024 compared to $340 thousand for the year ended December 31, 2023, representing a decrease of approximately $200 thousand. The decrease was primarily due to the management efforts to control expenses. As a percentage of sales, related party compensation was 1.1% for the year ended December 31, 2024 and 3.7% for the year ended December 31, 2023.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, borrowings from banks, and sales of common shares.

On January 5, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni”) whereby we sold to Alumni 45,000 shares of Class A Common Stock in exchange for $118 thousand on November 20, 2024. This Purchase Agreement terminated on December 31, 2024.

On January 6, 2025, the Company issued and sold to Crom Structured Opportunities Fund I, LP, a Delaware limited partnership (“Crom”) a 10% OID promissory note in the aggregate principal amount of $1,100,000 (the “Note”) for a purchase price of $1,000,000. The Company repaid such Note on March 7, 2025 with the proceeds from a loan made to the Company on or about March 6, 2025. Also on January 6, 2025, we entered into an equity purchase agreement (the “Purchase Agreement”) with Crom (the “Investor”) pursuant to which the Company shall have the right, but not the obligation, to sell to the Investor up to $10,000,000 (the “ELOC Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”). However, we have not yet been able to access capital under this agreement since we must first register shares issuable under the Purchase Agreement, which we may only do after the filing of this Annual Report on Form 10-K.

On March 12, 2025, we entered into private placements with three investors for the sale of Class A common stock at a price of $2.50 per share for gross proceeds of $714,000. However, we are obligated to register those shares and if we fail to do so in accordance with those agreements, we may be forced to repurchase those shares at the price we had sold them for. On March 17, 2025 we sold penny warrants at a price of $2.50 per share for gross proceeds of $1,200,000. We are obligated to register the shares underlying such warrants and if we fail to do so in accordance with those agreements, we may be forced to repurchase those warrants for the price we sold them for.

On March 17, 2025, the Company sold 480,000 warrants for a purchase price of $1,200,000, or $2.50 per share. Each warrant is exercisable for one share of the Company’s Class A common stock pursuant to the terms of a warrant agreement dated as of March 17, 2025. Pursuant to the terms of the Warrant Agreement, in the event that the Company has not obtained stockholder approval, the Company may not issue upon exercise of the Warrants a number of shares of Common Stock, which, when aggregated with any shares of Common Stock issued pursuant to the subscription agreements executed contemporaneously between the Company and other investors or holders of Warrants (whether for Common Stock or Warrants) would equal twenty (20%) percent or more of the Common Stock or twenty (20%) percent or more of the voting power of the Company outstanding before the issuance. The Company is also obligated to file a registration statement to the SEC within thirty (30) calendar days following the filing of this Annual Report on Form 10-K with the SEC. If the Company fails to (i) submit the registration statement within the timeline specified above or if the registration statement is denied, withdrawn or not declared effective by the SEC within one-hundred twenty (120) days from the filing date or (ii) fail to obtain the requisite stockholder approval within 75 days from the date of the Subscription Agreements, the investors will have the option, in their sole discretion, to: (1) with respect to (i), require the Company to assist it in filing for an exemption under Rule 144 or other applicable SEC regulations to remove the transfer restrictions from the Shares, or, if such exemption is unavailable, demand the Company to repurchase the Warrants or underlying shares at the original purchase price; or (2) demand a full refund of the subscription amount, subject to the Company’s financial capability as verified by an independent audit conducted within 15 days of the demand.

On March 25, 2025, the Company entered into Subscription Agreements with certain investors pursuant to which the investors agreed to pay $1,650,000 in aggregate to purchase an aggregate of 660,000 warrants. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of March 24, 2025 (the “Warrant Agreement”). Pursuant to the Subscription Agreements, the Company is obligated to file a registration statement to register these shares with the SEC within thirty (30) calendar days following the filing of this Annual Report on Form 10-K with the SEC. If the Company fails to submit the registration statement within the timeline specified above or if the registration statement is denied, withdrawn or not declared effective by the SEC within one-hundred twenty (120) days from the filing date, Good Mood Studio will have the option, in its sole discretion, to: (1) require the Company to assist it in filing for an exemption under Rule 144 or other applicable SEC regulations to remove the transfer restrictions from the shares, or, if such exemption is unavailable, demand the Company to repurchase the shares at the original purchase price or (2) demand a full refund of the subscription amount subject to the Company’s financial capability as verified by an independent audit conducted within 15 days of the demand.

On August 21, 2024, we received a notification letter (the “Letter”) from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its amount of stockholders’ equity has fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1). On February 18, 2025, we received another notification letter (the “2nd Letter”) from Nasdaq notifying the Company that it has scheduled the Company’s securities for delisting from The Nasdaq Capital Market. Pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 series, we appealed Nasdaq’s determination to a Hearings Panel (the “Panel”) and a hearing request has stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision after a hearing scheduled for April 1, 2025. If we fail to remedy our stockholder deficiency prior to April 1, 2025, we will be required to convince Nasdaq that we have a viable plan to correct the deficiency. If Nasdaq rejects our plan, we may be delisted, which will make it more difficult for us to raise capital in order to sustain our operations.

Notwithstanding our current belief that our expected cash flow from operations, and the proceeds from the Purchase Agreement and from the private placements set forth above (including our belief that we will satisfy our registration requirements so that we are not forced to redeem the equity previously sold to such private placement investors) will be adequate to fund operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and thereafter, there are no assurances that we will be able to do so. If we fail to generate adequate capital, we may be forced to curb our operations or cease to continue our operations altogether.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2024	2023

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$875,224	$(4,591,656)
Net cash used in investing activities	(2,561,527)	(1,471,151)
Net cash provided by financing activities	1,465,013	1,386,347

Cash Flows Used in Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024 was $875,224, which resulted from net loss of $2,665,869, a non-cash charge of $822,318 for depreciation and $39,828 for amortization which was offset by and net cash inflows of $2,678,947 from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of decreases in other assets of $896,567, and increases in accounts payable and accrued expenses of $198,979, due to related party of $708,534 and other payables of $1,012,591, which was offset by an increase in accounts receivable of $84,110 and inventory of $53,614. The decrease in other assets of $896,567 primarily consists of the escrow deposit of $729,352 to acquire assets of three restaurants in Las Vegas in 2023 which was consummated in April 2024. The increase in other payable of $1,012,591 is primarily due to a deposit of $1,000,000 from an individual who wanted to participate in the acquisition of Korea BBQ restaurant.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2024 and 2023 was $2,561,527and $1,471,151, respectively. For the acquisition of Las Vegas restaurants in total price of $3.6 million, the Company used total $1.8 million of cash with non-cash financing for $1.8 million. Excluding the acquisition of Las Vegas restaurants, expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $1,465,013 due to $2,130,980 cash received through bank borrowings, offset by $933,756 of repayment of bank borrowings and loan payable to financial institutions.

Net cash provided by financing activities during the year ended December 31, 2023 was $1,386,347, primarily due to $700,000 in advance from line of credit, refinanced and new bank borrowings of $812,000 and $595,400 in loan payable to financial institution, offset by $715,892 of repayment of bank borrowings and $61,161 repayment of loan payable to financial institutions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2024, as well as our long-term obligations:

	Payments due by period as of December 31, 2024
	Total	2025-2026	2027-2028	2029	Thereafter
Capital lease payments	$10,134,277	$2,869,960	$2,786,646	$1,167,352	$3,310,319
Bank note payables	3,113,961	1,873,610	916,527	135,462	188,362
EIDL loan payables	415,414	22,265	23,997	12,689	356,463
Loans payable to financial institutions	34,282	34,282	-	-	-
Total contractual obligations	$13,697,934	$4,800,117	$3,727,170	$1,315,503	$3,855,144

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

Off Balance Sheet Arrangements

As of December 31, 2024, we did not have any material off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our internal controls over financial reporting were ineffective.

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

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers, directors and director nominees as of December 31, 2024.

Name	Age	Position
James Chae	61	President, Chief Executive Officer, Director and Chairman of the Board
Soojae Ryan Cho	55	Chief Financial Officer
Jay Kim*	61	Director
Harinne Kim	51	Director
Yusil Yeo	45	Director

*Resigned on February 13, 2025

Background of Executive Officers and Directors

James Chae, age 61, Chairman of the Board of Directors, Chief Executive Officer

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

Soojae Ryan Cho, age 55, Chief Financial Officer

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

Sungjoon Chae, age 44, Director

Mr. Chae was appointed to serve as director effective March 17, 2025. Mr. Chae is a distinguished architect and urban designer dedicated to shaping sustainable and innovative spaces that enhance the human experience. With a deep understanding of the interplay between space, architecture and urban environments, he has consistently delivered designs that merge aesthetic appeal with functionality. Mr. Chae is currently CEO of Grundot and a former adjunct professor at Hongik University. Mr. Chae has amassed extensive experience working with some of the world’s most renowned architectural firms, including Steven Holl Architects, Weiss/Manfredi, and Michael Maltzan Architecture, where he played a key role as a Senior Designer and Project Designer. His portfolio spans a diverse range of high-profile projects, such as the 94-unit apartment building ‘Meander’ in Helsinki, Finland, the Franklin & Marshall Fine Arts Building in Lancaster, PA, the Tulane University Dining Common in New Orleans, the master plan for the U.S. Embassy in New Delhi, India, and the Malibu Beach House in California. Mr. Chae holds a Master of Architecture in Urban Design from the Harvard Graduate School of Design and a Master and Bachelor of Architecture from the Illinois Institute of Technology.

Harinne Kim, age 51, Director

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

Yusil Yeo, age 45, Director

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

Based on the Nasdaq Stock Market corporate governance rules and the independence requirements of Rule 10A-3 of the Exchange Act, our board of directors has determined that Harinne Kim and Yusil Yeo are each an independent director.

Corporate Governance and Board Structure

Our board of directors currently consists of four members. Our bylaws provide that our board of directors shall consist of at least three directors but not more than eleven directors and the authorized number of directors may be fixed from time to time by resolution of our board of directors. Based on the corporate governance rules of the Nasdaq Stock Market, Harinne Kim and Yusil Yeo are independent directors.

Given the resignation of Jay Kim on February 13, 2025 and the appointment of Sungjoon Chae on March 17, 2025, we no longer have a majority independent board of directors. However, pursuant to Nasdaq Rule 5615(a)(7)(B), we do not have to comply with the Nasdaq Rules requiring a majority independent board of directors or a majority independent compensation committee, although we must still comply with Nasdaq’s rules concerning our audit committee. As a result of Jay Kim’s resignation, our audit committee no longer has a minimum of three independent directors per Nasdaq Rule 5605(c)(2)(A). However, under Nasdaq Rule 5605(c)(4)(B) we are given a grace period to cure each of this deficiency.

The authorized number of directors may be changed by resolution of the board of directors. Vacancies on the board of directors can be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum, and shall hold office until the next annual meeting of the stockholders or until his or her successor is duly elected and qualified. Mr. James Chae serves as the Chairman of our board of directors. See “Risk Factors—Risks Related to Our Organizational Structure & Ownership of Our Common Stock.”

Our directors hold office until the earlier of their death, resignation, retirement, qualification or removal or until their successors have been duly elected and qualified.

We have not made any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our Audit Committee consists of Harinne Kim and Yusil Yeo with Ms. Yeo serving as the Audit Committee chairperson.

Harinne Kim and Yusil Yeo meet the definition of “independent directors” for the purposes of serving on an Audit Committee under applicable SEC and Nasdaq Stock Market rules, and we are in compliance with these independence requirements. In addition, Harinne Kim and Yusil Yeo qualify as our “audit committee financial experts,” as such term is defined in Item 407 of Regulation S-K.

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

Our Compensation Committee consists of Harinne Kim, with Harinne Kim serving as the Compensation Committee chairperson.

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

Leadership Structure of the Board of Directors

The positions of Chairman of the Board and Chief Executive Officer are presently the same person and we do not have a lead independent director. As our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having positions be held by the same person is the appropriate leadership structure for us at this time. As of December 31, 2024, we have determined that the leadership structure of our board of directors has permitted our board of directors to fulfil its duties effectively and efficiently and is appropriate given the size and scope of our company and its financial condition. Per the resignation of Jay Kim and the appointment of Sungjoon Chae, the Company no longer has a majority independent board of directors. Per Nasdaq rules we are not required to have a majority independent board but must still comply with certain subcommittee requirements. We may in the future appoint one or more duly qualified independent directors to fill the current vacancy. See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Our named executive officers for the year 2024, were:

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

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our NEOs for the years 2024 and 2023:

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Change in Pension Value and Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
James Chae, CEO and Chairman of the Board	2024	$140,000	$-0-	-0-	-0-	-0-	-0-	-0-	$140,000

Soojae Ryan Cho, CFO	2024	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

James Chae, CEO and Chairman of the Board	2023	$285,000	$55,000	-0-	-0-	-0-	-0-	-0-	$340,000

Soojae Ryan Cho, CFO	2023	$144,000	-0-	-0-	-0-	-0-	-0-	-0-	$144,000

Narrative to Summary Compensation Table

We entered into an employment contract on November 21, 2022 with James Chae as Chief Executive Officer for an annual salary of $140,000. There is no stock options and/or warrants program at this time, but one may be developed in the future. A copy of the employment contract is attached hereto as an exhibit.

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

As of December 31, 2024, there were no outstanding equity awards for each of the NEOs.

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

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during the years 2023 and 2024.

Director Compensation

Our employee directors did not receive any compensation for serving as a member of our board of directors during the year ended December 31, 2024. We plan to implement a compensation plan for our non-employee directors, such that non-employee directors will receive an annual cash retainer and/or an annual grant of stock options. Our committee chairpersons will receive certain additional retainer fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our voting securities as of March 20, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 1,332,145 shares of our Class A Common Stock and 100,000 of our Class B Common Stock issued and outstanding as of March 20, 2025.

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

Name of Beneficial Owner	Number of Class A Shares Beneficially Owned(1)	Percent of Class A Common Stock Outstanding(2)	Number of Class B Shares Beneficially Owned(1)	Percent of Class B Common Stock Outstanding(2)	Percent of Total Voting Power(2)(3)
James Chae	617,100	46.32%	100,000	100.00%	69.34%
Soojae Ryan Cho	1,400	*	-	-	*
Jay Kim**	10,000	*	-	-	*
Harinne Kim	2,500	*	-	-	*
Yusil Yeo	1,000	*	-	-	*
All NEOs and Directors as a Group (5 persons)	632,000	47.44%	100,000	100.00%	69.98%

*	Beneficial ownership of less than 1.0% is omitted. ** Amicably resigned on February 13, 2025.

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.
(2)	Shares of our Common Stock issuable upon the conversion of our Class B common stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(3)	Our Class B Common Stock has 10 votes per share, while our Class A Common Stock has one vote per share.

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

As of December 31, 2024, James Chae owned 100% of our outstanding Class B Common Stock (100,000 shares), and 47.46% of our Class A Common Stock, and 70.3% of our total voting power. Our Class B common stock has ten votes per share, while our Class A Common Stock, which is the class of stock we sold in the IPO and is the only class of stock that is publicly traded, has one vote per share. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

From time to time, the Company borrowed money from James Chae. The balance is non-interest bearing and due on demand. As of December 31, 2024 and 2023, the balance was $732,710 and $24,176, respectively.

Included in other assets, there is a loan to Won Zo Whittier, 100% owned by James Chae. The loan has 5 year term with no interest. As of December 31, 2024 and 2023, the balance was $100,300.

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

Item 14. Principal Accountant Fees and Services.

We have appointed BCRG Group, Inc. (“BVRG”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024. BCRG has served as our independent registered public accounting firm since 2024.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by our auditors, BCRG and BFB, for professional services rendered during the fiscal years ended December 31, 2024 and December 31, 2023:

	31-Dec-24	31-Dec-23
Audit fees(1)	$323,750	$248,000
Audit related fees(2)	—	—
Tax fees(3)		12,000
All other fees		104,000
Total fees	$323,750	$364,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Yoshiharu Global Co. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Yoshiharu Global Co. and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024

Irvine, CA

March 26, 2025

Yoshiharu Global Co. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2024	2023

ASSETS

Current Assets:
Cash	$1,241,036	$1,462,326
Accounts receivable	84,110	-
Inventories	139,422	73,023
Total current assets	1,464,568	1,535,349

Non-Current Assets:
Property and equipment, net	5,130,229	4,092,950
Operating lease right-of-use asset, net	7,465,611	5,459,708
Intangible asset	491,223	-
Goodwill	1,985,645	-
Other assets	1,035,990	1,931,357
Total non-current assets	16,108,698	11,484,015

Total assets	$17,573,266	$13,019,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$843,322	$647,811
Line of credit	1,000,000	1,000,000
Current portion of operating lease liabilities	975,210	572,230
Current portion of bank notes payables	1,366,350	414,378
Current portion of loan payable, EIDL	10,924	10,526
Loans payable to financial institutions	34,282	534,239
Due to related party	732,710	24,176
Other payables	1,078,291	65,700

Total current liabilities	6,041,089	3,269,060
Operating lease liabilities, less current portion	7,324,677	5,689,535
Bank notes payables, less current portion	1,747,611	991,951
Loan payable, EIDL, less current portion	404,490	415,339
Notes payable to related party	600,000	-
Convertible notes to related party	1,200,000	-
Total liabilities	17,317,867	10,365,885

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,300,197 and ; 1,230,246 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	130	123
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10	10

Additional paid-in-capital	12,261,901	11,994,119
Accumulated deficit	(12,006,642)	(9,340,773)
Total stockholders’ equity	255,399	2,653,479

Total liabilities and stockholders’ equity	$17,573,266	$13,019,364

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Revenue:
Food and beverage	$12,839,137	$9,214,779
Total revenue	12,839,137	9,214,779

Restaurant operating expenses:
Food, beverages and supplies	3,363,182	2,376,961
Labor	4,838,325	4,234,905
Rent and utilities	1,770,205	1,129,060
Delivery and service fees	528,632	563,910
Depreciation	822,318	545,549
Total restaurant operating expenses	11,322,662	8,850,385

Net restaurant operating income	1,516,475	364,394

Operating expenses:
General and administrative	3,831,676	3,419,036
Related party compensation	139,769	339,740
Advertising and marketing	100,059	120,872
Total operating expenses	4,071,504	3,879,648

Loss from operations	(2,555,029)	(3,515,254)

Other income (expense):
RRF loan forgiveness	-	700,454
Gain on disposal of fixed asset	-	8,920
Other income	378,621	32,316
Interest	(455,224)	(218,153)
Total other income	(76,603)	523,537

Loss before income taxes	(2,631,632)	(2,991,717)

Income tax provision	34,237	48,647

Net loss	$(2,665,869)	$(3,040,364)

Loss per share:
Basic and diluted	$(1.98)	$(2.29)

Weighted average number of common shares outstanding:
Basic and diluted	1,345,756	1,329,022

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Additional	Stock	Total	Total Stockholder’s
	Class A Shares		Class B Shares		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 31, 2022	1,228,846	$123	100,000	$10	$11,938,119	$-	$(6,300,409)	$5,637,843)

Issuance of Class A Common Stock	1,400	-	-	-	56,000	-	-	56,000
Net loss	-	-	-	-	-	-	(3,040,364)	(3,040,364)

Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	-	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	69,951	7	-	-	267,782	-	-	267,789
Net loss	-	-	-	-	-	-	(2,665,869)	(2,665,869)

Balance at December 31, 2024	1,300,197	$130	100,000	$10	$12,261,901	-	$(12,006,642)	$255,399

See Notes to the Consolidated Financial Statements

Yoshiharu Global Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,665,869)	$(3,040,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	822,318	545,549
Amortization	39,828
Gain on disposal of fixed asset	-	(8,920)
RRF loan forgiveness	-	(700,454
Changes in assets and liabilities:
Accounts Receivable	(84,110)	-
Inventories	(53,614)	(12,124)
Other assets	896,567	(1,252,669)
Accounts payable and accrued expenses	198,979	(33,915
Due to related party	708,534	(148,544
Other payables	1,012,591	59,785
Net cash provided by (used in) operating activities	875,224	(4,591,656

Cash flows from investing activities:
Purchases of property and equipment	(761,527)	(1,471,151)
Acquisition of LV entities	(1,800,000)
Net cash used in investing activities	(2,561,527)	(1,471,151)

Cash flows from financing activities:
Advance from line of credit	-	700,000
Proceeds from borrowings for acquisition of LV entities	900,000	-
Proceeds from borrowings	1,230,980	812,000
Repayments on bank notes payables	(433,799)	(715,892)
Proceeds from loan payable to financial institutions	-	595,400
Repayment of loan payable to financial institutions	(499,957)	(61,161
Proceeds from sale of common shares	267,789	56,000
Net cash provided by financing activities	1,465,013	1,386,347

Net decrease in cash	(221,290)	(4,676,460

Cash – beginning of period	1,462,326	6,138,786

Cash – end of period	$1,241,036	$1,462,326

Supplemental disclosures of non-cash financing activities:
Note payable to related party – acquisition of LV entities (seller carry)	$600,000	$-
Convertible notes to related party	1,200,000	-

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$443,487	$218,153
Income taxes	$34,237	$48,647

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

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized shares of the Class B common stock of the Company were not changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries listed in Note 1 above as of December 31, 2024 and December 31, 2023 and for the years then ended. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $100,000 and $121,000 for the years ended December 31, 2024 and 2023, respectively, and are included in operating expenses in the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the YLV asset acquisition in April 2024, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the year ended December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Life	Average Remining Life	December 31, 2024	April 20, 2024

Brand & non-compete	10 years	9.5 years	$531,051	$531,051
Less – accumulated amortization			(39,828)	-

Total intangible assets, net			$491,223	$531,051

Estimated future amortization of intangible assets is as follows:

Years ending December 31,	Amount

2025	$53,105
2026	53,105
2027	53,105
2028	53,105
2029	53,105
Thereafter	225,698

Total	$491,223

Amortization expense on intangible assets amounted to $39,828 and $0 for the year ended December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31	December 31,
	2024	2023

Leasehold Improvements	$5,401,651	$4,447,705
Furniture and equipment	1,808,387	902,736
Vehicles	438,521	438,521

Total property and equipment	7,648,559	5,788,962
Accumulated depreciation	(2,518,330)	(1,696,012)

Total property and equipment, net	$5,130,229	$4,092,950

Total depreciation was $822,318 and $545,549 and for the years ended December 31, 2024 and 2023, respectively.

6. OTHER ASSETS

Other assets consisted of the following:

	December 31	December 31,
	2024	2023

Escrow deposit to acquire assets from Las Vegas restaurants	$-	$729,352
Security deposits	182,531	209,844
Tenant improvement receivable	300,270	370,335
Loan to Won Zo Whittier	100,300	100,300
Others	452,889	521,526

Total other assets	$1,035,990	$1,931,357

7. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears fixed interest rate at 5.35% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2025. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. The outstanding balance was $1,000,000 at December 31, 2024 and 2023, respectively.

8. BANK NOTES PAYABLES

	December 31,	December 31,
	2024	2023

November 27, 2018 ($780,000) - JJ	$209,090	$331,022
September 14, 2021 ($197,000) - CC	155,976	164,418
April 22, 2022 ($195,000) - Cerritos	165,430	174,492
May 22, 2023 ($138,000) - BB	98,215	121,951
May 22, 2023 ($196,000) - CC	139,464	173,169
May 22, 2023 ($178,000) - DD	127,497	158,309
September 13, 2023 ($150,000) - Garden Grove	116,073	141,484
September 13, 2023 ($150,000) - Laguna	116,073	141,484
March 22, 2024 ($150,000) - YM	131,563	-
March 22, 2024 ($150,000) - YCT	131,563	-
December 20, 2024 ($250,000) - Ontario	250,000	-
January 30, 2024 ($650,000) - Yoshiharu	650,000	-
June 4, 2024 ($900,000) – YLV	823,017	-
Total bank notes payables	3,113,961	1,406,329

Less - current portion	(1,366,350)	(414,378)
Total bank notes payables, less current portion	$1,747,611	$991,951

The following table provides future minimum payments as of December 31, 2024:

For the years ended	Amount
2025	$1,366,350
2026	507,260
2027	507,260
2028	409,267
2029	135,462
Thereafter	188,362

Total	$3,113,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $209,090 and $331,022, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $12,519.51 per month which includes principal and interest with an interest rate of 8.50% per year. The balance of principal and interest is payable on December 1, 2025.

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2024 and 2023, the balance of the loan is $155,976 and $164,418, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,393.01 per month which includes principal and interest with an interest rate of 9.50%. The balance of principal and interest is payable on August 9, 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $ 165,430 and $174,492, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $0 per month which includes principal and interest with an interest rate of 8.50%. The balance of principal and interest is payable on August 9, 2029.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of December 31, 2024 and December 31, 2023, the balance of the loan is $ 98,215 and $121,951, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,856.81 per month which includes principal and interest with an interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of December 31, 2024 and December 31, 2023, the balance of the loan is $139,464 and $173,169, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,056.63 per month which includes principal and interest with an interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of September 30, 2024 and December 31, 2023, the balance of the loan is $127,497 and $158,309, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,708.53 per month which includes principal and interest with an interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $116,073 and $141,484, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,099.85 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on August 29, 2028.

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $116,073 and $141,484, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,099.85 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on August 29, 2028.

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $131,563 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,106.16 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on March 22, 2029.

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of December 31, 2024 and December 31, 2023, the balance of the loan is $131,563 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,106.16 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on March 22, 2029.

January 30, 2024– $650,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. On August 16, 2024, Yoshiharu borrowed additional $150,000 from the commercial bank for working capital purpose. As of December 31, 2024 and December 31, 2023, the balance of the loan is $650,000 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,703.47 per month which includes interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on August 16, 2025.

June 4, 2024– $900,000 – Yoshiharu Las Vegas

On June 4, 2024, Yoshiharu Las Vegas (the “YLV”) executed the standard loan documents required for securing a loan of $900,000 from a commercial bank, with proceeds to be used to acquire certain assets of three restaurants in Las Vegas. As of December 31, 2024 and December 31, 2023, the balance of the loan is $823,017 and $0, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $20,333.87 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on December 6, 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOAN PAYABLES, EIDL

	December 31,	December 31,
	2024	2023

June 13, 2020 ($150,000 - EIDL) - AA	$138,616	$142,104
June 13, 2020 ($150,000 - EIDL) - BB	138,661	142,119
July 15, 2020 ($150,000 - EIDL) - JJ	138,137	141,642

Total loans payables, EIDL	415,414	425,865

Less - current portion	(10,924)	(10,526)

Total loans payables, EIDL, less current portion	$404,490	$415,339

The following table provides future minimum payments as of December 31, 2024:

For the years ended	Amount
2025	$10,924
2026	11,341
2027	11,774
2028	12,223
2029	12,689
Thereafter	356,463

Total	$415,414

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	December 31, 2024	December 31, 2023

November 17, 2023 ($76,400) – AA Loan agreement with principal amount of $76,400 and repayment rate of 44.17% for a total of $93,972. The loan payable matures on November 11, 2024	-	65,896
November 17, 2023 ($115,600) - BB Loan agreement with principal amount of $115,600 and repayment rate of 43.01% for a total of $142,188. The loan payable matures on November 11, 2024	-	101,649
November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	34,282	85,080
November 30, 2023 ($132,100) - CC (EV) Loan agreement with principal amount of $132,100 and repayment rate of 43.39% for a total of $162,483. The loan payable matures on November 24, 2024	-	123,276
November 20, 2023 ($89,400) - JJ (BP) Loan agreement with principal amount of $89,400 and repayment rate of 44.54% for a total of $110,856. The loan payable matures on November 14, 2024	-	81,299
November 20, 2023 ($90,900) - JJ (OR) Loan agreement with principal amount of $90,900 and repayment rate of 43.99% for a total of $111,807. The loan payable matures on November 14, 2024	-	77,039
Total loan payable	$34,282	$534,239

Total interest expense was $52,103.41 and $26,227for the years ended December 31, 2024 and 2023, respectively, related to loans payable to financial institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONVERTIBLE NOTE TO RELATED PARTY

On June 12, 2024, the Company issued convertible note to a related party. The convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on conversion price which is determined at 150% of the average of the highest and lowest prices of the Company’s stock (traded under the symbol “YOSH”) during the five business days immediately after the closing date. Based on the conversion price formula, it was determined at $5.90. In the event the closing price of the stocks of the Company on the date of conversion is lower than the conversion price, the related party has the option to elect to receive the entire principal sum and accrued interest in cash or to convert any portion of this convertible note into Class A Common Stocks of the Company at the conversion price and receive the remaining balance of the principal sum in cash. The Company repaid such convertible note on March 10, 2025 with the proceeds from a loan made to the Company on or about March 6, 2025.

12. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of December 31, 2024 and 2023, the balance was $732,710 and $24,176, respectively.

●	Related party compensation - For the years ended December 31, 2024 and 2023, the compensation to James Chae was $139,769 and $339,740, respectively.

●

Notes payable and Convertible notes to related party –. On June 12, 2024, the Company consummated the acquisition of certain assets in three Las Vegas restaurants from Mr. Jihyuck Hwang. Total acquisition cost was $3.6 million, consisting of $1.8 million in cash, issuance of a $600,000 promissory note and issuance of a $1.2 million convertible note to Mr. Hwang. The promissory note will be repaid in two equal installments without interest, while the convertible note was repaid by the Company on March 7, 2025 with the proceeds from a loan made to the Company on or about March 6, 2025. As of December 31, 2024, the balances were $600,000 and $1.2 million for the promissory note and the convertible note, respectively. The balances were zero as of December 31, 2023.

Interest expense was $3,024 and $0 for the year ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Years Ended December 31,	2024	2023

Current provision (benefit):
Federal	$-	$-
State	34,237	48,647
Total current provision (benefit)	34,237	48,647

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$34,237	$48,647

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

December 31,	2024	2023

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	-%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

December 31,	2024	2023

Deferred tax assets:
Net operating loss	$2,010,000	$1,438,000
Other temporary differences	-	-

Total deferred tax assets	2,010,000	1,438,000
Less – valuation allowance	(2,010,000)	(1,438,000)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As December 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $9,575,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

In accordance with ASC 842, the components of lease expense were as follows:

	December 31,
For the years ended	2024	2023
Operating lease expense	$1,274,090	$978,504
Total lease expense	$1,274,090	$978,504

In accordance with ASC 842, other information related to leases was as follows:

	December 31,
For the years ended	2024	2023
Operating cash flows from operating leases	$1,109,475	$826,307
Cash paid for amounts included in the measurement of lease liabilities	$1,109,475	$826,307

Weighted-average remaining lease term—operating leases		6.6 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2025	$1,425,588
2026	1,444,372
2027	1,417,804
2028	1,368,842
2029	1,167,352
Thereafter	3,310,319
Total undiscounted cash flows	$10,134,277

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.6 Years
Weighted-average discount rate	7%
Present values	$8,299,887

Lease liabilities—current	975,210
Lease liabilities—long-term	7,324,677
Lease liabilities—total	$8,299,887

Difference between undiscounted and discounted cash flows	$1,834,390

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY

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

No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the next whole number. As a result, total of 34,846 shares of Class A common stock were issued and total of 1,230,246 shares of Class A common stock were outstanding as of December 31, 2023. The Reverse Stock Split affects all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may result from the treatment of fractional shares. The number of authorized shares of Common Stock of the Company and number of authorized shares of the Class B common stock of the Company were not changed.

On January 5, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, an accredited investor (“the Investor”), allowing the Company to sell up to $5,000,000 in Class A common stock to the Investor, subject to certain conditions including SEC approval of a registration statement. The Company controls the timing and amount of these sales until September 30, 2024, influenced by market conditions and trading prices. The shares will be sold at either 85% or 96% of the lowest trading price over the five days prior to closing, with specific limits on the amounts for each price option. The total shares sold cannot exceed 237,885 without stockholder approval, and the Investor’s ownership is capped at 9.99% of the outstanding shares. As consideration, the Company issued 24,950 shares of Common Stock to the Investor, divided into two tranches of $12,475 shares on January 9 and September 24, 2024, respectively.

On April 18, 2024, the Company amended the Securities Purchase Agreement with Alumni Capital LP to extended the commitment period ending on the earlier of (i) December 31, 2024, or (ii) the date on which the Investor shall have purchased Securities pursuant to the Securities Purchase Agreement for an aggregate purchase price of the commitment amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY (Continued)

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

16. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the year. The Company did not have any dilutive common shares for the years ended December 31, 2024 and 2023, respectively.

17. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024 up through the date the audited consolidated financial statements were available to be issued and are as follows:

●	On January 6, 2025, Yoshiharu Global Co. (the “Company”) entered into an equity purchase agreement (the “Purchase Agreement”) with Crom Structured Opportunities Fund I, LP, a Delaware limited partnership (the “Investor”) pursuant to which the Company shall have the right, but not the obligation, to sell to the Investor up to $10,000,000 (the “ELOC Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”). The Company may request that the Investor purchase the ELOC Shares at any time during the commitment period commencing on January 6, 2025 (the “Effective Date”) and terminating on January 6, 2027.

●	On January 6, 2025, the Company issued and sold to Crom Structured Opportunities Fund I, LP, a Delaware limited partnership (“Crom”) a 10% OID promissory note in the aggregate principal amount of $1,100,000 (the “Note”) for a purchase price of $1,000,000. The Company repaid such Note on March 7, 2025 with the proceeds from a loan made to the Company on or about March 6, 2025. Also on January 6, 2025, we entered into an equity purchase agreement (the “Purchase Agreement”) with Crom (the “Investor”) pursuant to which the Company shall have the right, but not the obligation, to sell to the Investor up to $10,000,000 (the “ELOC Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”). However, we have not yet been able to access capital under this agreement since we must first register shares issuable under the Purchase Agreement, which we may only do after the filing of this Annual Report on Form 10-K.

●	On March 12, 2025, the Company entered into a private placement securities subscription agreement (the “GM Private Placement Agreement”) with Good Mood Studio, Inc. (“Good Mood Studio”) pursuant to which Good Mood Studio purchased $200,000 worth of the Company’s shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), at a price per share of $2.50 per share, or 80,000 shares of Class A Common Stock (the “GM Shares”).

●	On March 12, 2025, the Company entered into a private placement securities subscription agreement (the “BOF Private Placement Agreement”) with Blue Ocean Fund (“Blue Ocean Fund”) pursuant to which Blue Ocean Fund purchased $300,000 worth of the Company’s Class A Common Stock, at a price per share of $2.50 per share, or 120,000 shares of Class A Common Stock (the “BOF Shares”).

●	On March 12, 2025, the Company entered into a private placement securities subscription agreement (the “GLF Private Placement Agreement”) with Green Light Fund (“Green Light Fund”) pursuant to which Green Light Fund purchased $214,000 worth of the Company’s Class A Common Stock, at a price per share of $2.50 per share, or 85,600 shares of Class A Common Stock (the “GLF Shares”).

●	On March 17, 2025, the Company entered into securities subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which the investors purchased an aggregate of 480,000 warrants for a purchase price of $1,200,000. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of a warrant agreement dated as of March 17, 2025 (the “Warrant Agreement”).

●	On March 24, 2025, the Company entered into securities subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which the investors agreed to cancel indebtedness in an aggregate amount of $2,500,000 in exchange for the issuance of an aggregate of 1,000,000 warrants.

●	On March 25, 2025, the Company entered into Subscription Agreements with certain investors pursuant to which the investors agreed to pay $1,650,000 in aggregate to purchase an aggregate of 660,000 warrants. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of March 24, 2025 (the “Warrant Agreement”).

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed November 22, 2023 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2023).
3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to Quarterly report on Form 10-Q filed on November 14, 2022)
4.3	Description of Securities
10.1	Form of IPO Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 31, 2022)
10.2	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on January 25, 2022)
10.3	Commercial Lease by and between Daniel D. Lim and Global JJ Group, Inc. dated November 1, 2015 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.4	Retail Center Lease Agreement by between the Source at Beach, LLC and Global JJ Group, Inc. dated May 1, 2015 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.5	Commercial Lease Agreement by and between Juan Caamano and Global AA Group, Inc. dated September 6, 2016 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.6	Shopping Center Lease by and between La Miranda Center, Inc. and Global DD Group, Inc. dated July 1, 2020 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.7	Retail Lease by and between Irvine Orchard Hills Retail, LLC and Yoshiharu Irvine dated December 30, 2020 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.8	Lease between Tarpon Property Ownership 2 LLC and Global BB Group, Inc. dated August 22, 2019 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.9	Shopping Center Lease by and between the Price Reit, Inc. and Global CC Group, Inc. dated March 2, 2021 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.10	Lease Agreement by and between SY Ventures V, LLC and Global AA Group, Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.11	Lease by and between Cerritos West Covenant Group LLC and Yoshiharu Cerritos dated March 2, 2021 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.12	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 23, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.13	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated July 23, 2021 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.14	Contract Agreement by and between Life Construction Development, Inc. and Yoshiharu Ramen, dated March 5, 2021 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.15	Promissory Note, dated November 27, 2018, by and between Global AA Group, Inc., Global JJ Group, Inc. and Pacific City Bank (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on January 25, 2022).
10.16	Yoshiharu Global Co. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 9, 2022).
10.17	Employee Offer Letter between Yoshiharu Global Co. and Soojae Ryan Cho, dated May 23, 2022 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to our Registration Statement on Form S-1 filed on May 27, 2022).
10.18	Shopping Center Lease by and between Center Pointe LLC and Yoshiharu Menifee, dated May 24, 2022 (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022).
10.19	Lease Agreement by and between California Property Owner I, LLC and Yoshiharu Clemente, dated May 31, 2022 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to our Registration Statement on Form S-1 filed on August 29, 2022).
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

10.27	Securities Subscription Agreement by and between the Company and Green Light Fund, dated March 12, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on March 18, 2025).
10.28	Securities Subscription Agreement by and between the Company and Blue Ocean Fund, dated March 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on March 18, 2025).
10.29	Securities Subscription Agreement by and between the Company and Good Mood Studio, Inc., dated March 12, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on March 18, 2025).
10.30	Securities Subscription Agreement by and between the Company and Global AI Focus 1st Fund dated March 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2025).
10.31	Securities Subscription Agreement by and between the Company and Haru 1st Fund dated March 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2025).
10.32	Securities Subscription Agreement by and between the Company and Econovation Fund dated March 17, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 18, 2025).
10.33	Securities Subscription Agreement by and between the Company and Sky Line Fund dated March 17, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 18, 2025).
10.34	Securities Subscription Agreement by and between the Company and BS1 Fund, dated March 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2025)
10.35	Securities Subscription Agreement by and between the Company and James Chae, dated March 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2025)
10.36	Securities Subscription Agreement by and between the Company and Golden Bridge, dated March 24, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2025)
10.37	Form of Warrant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2025)
31.1*	Certification of James Chae pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Soojae Ryan Cho pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Chae pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Soojae Ryan Cho pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2025	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Chae	Chairman of the Board of Directors, President, Chief	March 26, 2025
James Chae	Executive Officer and Principal Executive Officer

/s/ Soojae Ryan Cho	Chief Financial Officer, Treasurer and Secretary,	March 26, 2025
Soojae Ryan Cho	Principal Financial and Accounting Officer

/s/ Harinne Kim	Director	March 26, 2025
Harinne Kim

/s/ Yusil Yeo	Director	March 26, 2025
Yusil Yeo

54