Form 10-Q
period 2025-03-31
Yoshiharu Global Co.
filed 2025-05-15
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 1,662,245 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of May 14, 2025.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

As of	March 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash	$3,396,908	$1,241,036
Accounts receivable	57,739	84,110
Inventories	143,181	139,422
Total current assets	3,597,828	1,464,568

Non-Current Assets:
Property and equipment, net	4,985,804	5,130,229
Operating lease right-of-use asset	7,027,345	7,465,611
Intangible asset	477,947	491,223
Goodwill	1,985,645	1,985,645
Other assets	911,771	1,035,990
Total non-current assets	15,388,512	16,108,698

Total assets	$18,986,340	$17,573,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$959,637	$843,322
Line of credit	1,000,000	1,000,000
Current portion of operating lease liabilities	1,061,224	975,210
Current portion of bank notes payables	1,224,104	1,366,350
Current portion of loan payable, EIDL	8,232	10,924
Loans payable to financial institutions	3,332	34,282
Due to related party	225,586	732,710
Other payables	1,041,557	1,078,291

Total current liabilities	5,523,672	6,041,089
Operating lease liabilities, less current portion	6,752,468	7,324,677
Bank notes payables, less current portion	1,561,280	1,747,611
Loan payable, EIDL, less current portion	404,407	404,490
Notes payable to related party	600,000	600,000
Convertible notes to related party	-	1,200,000
Total liabilities	14,841,827	17,317,867

Commitments and Contingencies

Stockholders’ equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 1,617,745 and 1,300,197 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	162	130
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	10	10

Additional paid-in capital	18,325,869	12,261,901
Warrant subscription receivable	(750,000)	-
Accumulated deficit	(13,431,528)	(12,006,642)
Total stockholders’ equity	4,144,513	255,399

Total liabilities and stockholders’ equity	$18,986,340	$17,573,266

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024

Revenue:
Food and beverage	$3,511,789	$2,811,609
Total revenue	3,511,789	2,811,609

Restaurant operating expenses:
Food, beverages and supplies	945,804	667,892
Labor	1,557,771	1,286,534
Rent and utilities	556,999	318,568
Delivery and service fees	129,667	143,361
Depreciation	227,047	170,682
Total restaurant operating expenses	3,417,288	2,587,037

Net operating restaurant operating income (loss)	94,501	224,572

Operating expenses:
General and administrative	1,265,157	920,401
Related party compensation	42,154	42,154
Advertising and marketing	60,787	33,904
Total operating expenses	1,368,098	996,459

Loss from operations	(1,273,597)	(771,887)

Other income (expense):
Other income	206,983
Interest	(341,347)	(104,318)
Total other income (expense), net	(134,364)	(104,318)

Loss before income taxes	(1,407,961)	(876,205)

Income tax provision	16,925	-

Net income (loss)	$(1,424,886)	$(876,205)

Income (loss) per share:
Basic and diluted	(0.96)	(0.65)

Weighted average number of common shares outstanding:
Basic and diluted	1,489,599	1,341,488

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A Shares		Class B Shares		Additional Paid-In	Warrant subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2024	1,300,197	$130	100,000	$10	$12,261,901	-	$(12,006,642)	$255,399

Issuance of Class A Common Stock	317,548	32	-	-	713,968	-	-	714,000

Issuance of warrants	-	-	-	-	5,350,000	(750,000)	-	4,600,000

Net loss	-	-	-	-	-	-	(1,424,886)	(1,424,886)

Balance at March 31, 2025 (unaudited)	1,617,745	$162	100,000	$10	$18,325,869	(750,000)	$(13,431,528)	$4,144,513

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	12,476	1	-	-	64,148	-	64,149

Net loss	-	-	-	-	-	(876,205)	(876,205)

Balance at March 31, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(10,216,978)	$1,841,423

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,424,886)	$(876,205)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,323	170,682
Gain on disposal of fixed asset	(50,000)
Changes in assets and liabilities:
Accounts receivable	26,371	(94,135
Inventories	(3,759)	(4,128
Other assets	124,219	346,962)
Accounts payable and accrued expenses	68,386	26,707
Due to related party	192,876	56,921)
Other payables	(36,734)	-
Net cash used in operating activities	(863,204)	(373,196)

Cash flows from investing activities:
Purchases of property and equipment	(32,622)	(356,642)
Net cash used in investing activities	(32,622)	(356,642)

Cash flows from financing activities:
Proceeds from borrowings	1,100,000	812,000
Repayments on bank notes payables	(1,431,352)	(84,130)
Repayments of convertible note	(1,200,000)	-
Repayment of loan payable to financial institutions	(30,950)	(168,769
Proceeds from sale of common shares	4,614,000	64,149
Net cash provided by financing activities	3,051,698	623,250

Net increase (decrease) in cash	2,155,872	(106,588)

Cash – beginning of period	1,241,036	1,462,326

Cash – end of period	$3,396,908	$1,355,738

Supplemental disclosures of non-cash financing activities:

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$341,347	$104,318
Income taxes	$16,925	$-

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $61,000 and $34,000 for the three months period ended March 31, 2025 and 2024, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the YLV asset acquisition in April 2024, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the year ended March 31, 2025.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of March 31, 2025.

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

On March 6, 2025, the Company borrowed $1,200,000 from a third party and paid off the convertible note to Seller on March 10, 2025, then the borrowed amount was subsequently converted to warrants on March 24, 2025.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Life	Average Remining Life	March 31, 2025	December 31, 2024

Brand & non-compete	10 years	9.5 years	$531,051	$531,051
Less – accumulated amortization			(53,104)	(39,828)

Total intangible assets, net			$477,947	$491,223

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS (Continued)

Estimated future amortization of intangible assets is as follows:

For the years ended	Amount

2025 (remaining nine months)	$39,829
2026	53,105
2027	53,105
2028	53,105
2029	53,105
Thereafter	225,698

Total	$477,947

Amortization expense on intangible assets amounted to $13,276 and $0 for the quarter ended March 31, 2025 and 2024, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024

Leasehold Improvement	$5,236,539	$5,401,651
Furniture and equipment	1,861,881	1,808,387
Vehicle	582,761	438,521

Total property and equipment	7,681,181	7,648,559
Accumulated depreciation	(2,695,377)	(2,518,330)

Total property and equipment, net	$4,985,804	$5,130,229

Total depreciation was $227,047 and $822,318 for the three month period ended March 31, 2025 and for the year ended December 31, 2024, respectively.

6. OTHER ASSETS

Other assets consisted of the following:

	March 31	December 31,
	2025	2024

Security deposits	$175,794	$182,531
Tenant improvement receivable	72,000	300,270
Loan to Won Zo Whittier	100,300	100,300
Others	563,677	452,889

Total other assets	$911,771	$1,035,990

7. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.35% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2025. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At March 31, 2025 and December 31,2024, the outstanding balance was $1,000,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES

	March 31,	December 31,
	2025	2024

November 27, 2018 ($780,000) - JJ	$176,266	$209,090
September 14, 2021 ($197,000) - CC	149,077	155,976
April 22, 2022 ($195,000) - Cerritos	-	165,430
May 22, 2023 ($138,000) - BB	91,784	98,215
May 22, 2023 ($196,000) - CC	130,332	139,464
May 22, 2023 ($178,000) - DD	118,219	127,497
September 13, 2023 ($150,000) - Garden Grove	109,226	116,073
September 13, 2023 ($150,000) - Laguna	109,226	116,073
March 22, 2024 ($150,000) - YM	125,042	131,563
March 22, 2024 ($150,000) - YCT	125,042	131,563
December 20, 2024 ($250,000) - Ontario	239,155	250,000
January 30, 2024 ($500,000) - Yoshiharu	650,000	650,000
June 4, 2024 ($900,000) – YLV	762,015	823,017
Total bank notes payables	2,785,384	3,113,961

Less - current portion	(1,224,104)	(1,366,350)
Total bank notes payables, less current portion	$1,561,280	$1,747,611

The following table provides future minimum payments as of March 31, 2025:

For the years ended	Amount
2025 (remaining nine months)	$1,224,104
2026	530,450
2027	530,450
2028	411,896
2029	88,484
Thereafter	-

Total	$2,785,384

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $176,266 and $209,090, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $12,499.68 per month which includes principal and interest with an interest rate of 9.25% per year. The balance of principal and interest is payable on December 1, 2025.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $149,077 and $155,976, respectively.

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

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed the standard loan documents required for securing a loan of $195,000 from the SBA, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $0 and $165,430, respectively.

Upon the asset sales of Cerritos restaurant on March 11, 2025, the Company has paid off the outstanding balance.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of March 31, 2025 and December 31, 2024, the balance of the loan is $91,784 and $98,215, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $2,845.40 per month which includes principal and interest with an initial interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of March 31, 2025 and December 31, 2024, the balance of the loan is $130,332 and $139,464, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,040.43 per month which includes principal and interest with an initial interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of March 31, 2025 and December 31, 2024, the balance of the loan is $118,219 and $127,497, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,693.72 per month which includes principal and interest with an initial interest rate of 8.75%. The balance of principal and interest is payable on April 1, 2028.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $109,226 and $116,073, respectively.

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

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $109,226 and $116,073, respectively.

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

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $125,042 and $131,563, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,090.03 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on March 22, 2029.

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $125,042 and $131,563, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $3,090.03 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on March 22, 2029.

December 20, 2024– $250,000 – Yoshiharu Ontario

On December,20, 2024, Yoshiharu Ontario (the “YO”) executed the standard loan documents required for securing a loan of $250,000 from a commercial bank, with proceeds to be used for working capital purposes. As of March 31, 2025 and December 31, 2024, the balance of the loan is $239,155 and $250,000, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $5,143.50 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on December 20, 2029.

January 30, 2024– $650,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. On August 16, 2024, Yoshiharu borrowed additional $150,000 from the commercial bank for working capital purpose. As of March 31, 2025 and December 31, 2024, the balance of the loan is $650,000, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $4,757.64 per month which includes interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on August 16, 2025.

June 4, 2024– $900,000 – Yoshiharu Las Vegas

On June 4, 2024, Yoshiharu Las Vegas (the “YLV”) executed the standard loan documents required for securing a loan of $900,000 from a commercial bank, with proceeds to be used to acquire certain assets of three restaurants in Las Vegas. As of March 31, 2025 and December 31, 2024, the balance of the loan is $762,015 and $823,017, respectively.

Pursuant to that certain Loan Authorization and Agreement, interest accrues at a variable rate that is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal per annum and will accrue only on funds actually advanced from the date of each advance. The loan requires a payment of $20,333.97 per month which includes principal and interest with an initial interest rate of 8.50%. The balance of principal and interest is payable on December 6, 2028.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. LOAN PAYABLES, EIDL

	March 31,	December 31,
	2025	2024

June 13, 2020 ($150,000 - EIDL ) - AA	$137,702	$138,616
June 13, 2020 ($150,000 - EIDL ) - BB	137,719	138,661
July 15, 2020 ($150,000 - EIDL) - JJ	137,218	138,137

Total loans payables, EIDL	412,639	415,414

Less - current portion	(8,232)	(10,924)

Total loans payables, EIDL, less current portion	$404,407	$404,490

The following table provides future minimum payments as of March 31, 2025:

For the years ended	Amount
2025 (remaining nine months)	$8,232
2026	11,341
2027	11,774
2028	12,223
2029	12,689
Thereafter	356,380

Total	$412,639

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	March 31, 2025	December 31, 2024

November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	$3,332	$34,282

11. CONVERTIBLE NOTES TO RELATED PARTY

On June 12, 2024, the Company issued convertible note to a related party. The convertible note, maturing one year from closing, accrues 0.5% interest annually and allows conversion into Class A common stock based on conversion price which is determined at 150% of the average of the highest and lowest prices of the Company’s stock (traded under the symbol “YOSH”) during the five business days immediately after the closing date. Based on the conversion price formula, it was determined at $5.90. In the event the closing price of the stocks of the Company on the date of conversion is lower than the conversion price, the related party has the option to elect to receive the entire principal sum and accrued interest in cash or to convert any portion of this convertible note into Class A Common Stocks of the Company at the conversion price and receive the remaining balance of the principal sum in cash. The Company repaid such convertible notes on March 10, 2025 with the proceeds from a loan made to the Company on March 6, 2025.

12. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of March 31, 2025 and December 31, 2024, the balance was $225,586 and $732,710, respectively.

●	Related party compensation - For the three months ended March 31, 2025 and 2024, the compensation to James Chae was $42,154, respectively.

●

Notes payable and Convertible notes to related party –. On June 12, 2024, the Company consummated the acquisition of certain assets in three Las Vegas restaurants from Mr. Jihyuck Hwang. Total acquisition cost was $3.6 million, consisting of $1.8 million in cash, issuance of a $600,000 promissory note and issuance of a $1.2 million convertible note to Mr. Hwang. The promissory note will be repaid in two equal installments without interest, while the convertible note was repaid by the Company on March 10, 2025 with the proceeds from a loan made to the Company on or about March 7, 2025. As of March 31, 2025, the balances were $600,000 and $0 for the promissory note and the convertible note, respectively. The balances were $600,000 and $1,200,000, respectively, as of December 31, 2024.

Interest expense was $0 for the quarter ended March 31, 2025 and 2024, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Three Months Ended March 31,	2025	2024

Current provision (benefit):
Federal	$-	$-
State	16,925	-
Total current provision (benefit)	16,925	-

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$16,925	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

March 31,	2025	2024

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	0%	0%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAX (Continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

	March 31, 2025	December 31, 2024

Deferred tax assets:
Net operating loss	$2,310,000	$2,010,000
Other temporary differences	-	-

Total deferred tax assets	2,310,000	2,010,000
Less – valuation allowance	(2,310,000)	(2,010,000)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2024, the Company had available net operating loss carryovers of approximately $9,575,000. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and subject to California authorities for tax year ended 2018 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2025 and December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2025, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $11,000,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with ASC 842, the components of lease expense were as follows:

	March 31,
For the three months ended	2025	2024
Operating lease expense	$379,883	$245,587
Total lease expense	$379,883	$245,587

In accordance with ASC 842, other information related to leases was as follows:

For the three months ended	2025	2024
Operating cash flows from operating leases	$320,645	$221,460
Cash paid for amounts included in the measurement of lease liabilities	$320,645	$221,460

Weighted-average remaining lease term—operating leases		6.3 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2025 (remaining nine months)	$1,027,605
2026	1,367,546
2027	1,338,677
2028	1,287,339
2029	1,083,410
Thereafter	3,134,813
Total undiscounted cash flows	$9,239,390

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.3 Years
Weighted-average discount rate	7%
Present values	$7,813,692

Lease liabilities—current	1,061,224
Lease liabilities—long-term	6,752,468
Lease liabilities—total	$7,813,692

Difference between undiscounted and discounted cash flows	$1,425,698

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

15. STOCKHOLDERS’ EQUITY (Continued)

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

On November 20, 2024, the Company issued 45,000 shares of Class A Common Stock based on the Securities Purchase Agreement with Alumni Capital LP.

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

On March 25, 2025, the Company entered into Subscription Agreements with certain investors pursuant to which the investors agreed to pay $1,650,000 in aggregate to purchase an aggregate of 660,000 warrants. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of March 25, 2025 (the “Warrant Agreement”).

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

16. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended March 31, 2025 and 2024.

17. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 up through the date the unaudited consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements as of and for the three-month period ended March 31, 2025 except as follows:

 On April 2, 2025, the Company entered into two new securities subscription agreements and amended one securities subscription agreement (the “Subscription Agreements”) with certain investors pursuant to which the investors purchased an aggregate of 400,000 additional warrants for a purchase price of $1,000,000. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of April 2, 2025 (the “Warrant Agreement”).

On April 9, 2025, Yoshiharu Global Co., a Delaware corporation (the “Company”) entered into two new securities subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which the investors purchased an aggregate of 400,000 additional warrants for an aggregate purchase price of $1,000,000. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of April 9, 2025 (the “Warrant Agreement”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2024.

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 15 restaurant stores with an additional 2 restaurant stores under construction/development/acquisition as of March 31, 2025.

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

Results of Operations

Three months ended March 31, 2025 Compared to three months ended March 31, 2024

The following table presents selected comparative results of operations from our unaudited financial statements for the three months ended March 31, 2025 compared to three months ended March 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three months ended March 31,		Increase / (Decrease)
	2025	2024	$	%

Revenue	$3,511,789	$2,811,609	$700,180	24.9%
Restaurant operating expenses:
Food, beverages and supplies	945,804	667,892	277,912	41.6%
Labor	1,557,771	1,286,534	271,237	21.1%
Rent and utilities	556,999	318,568	238,431	74.8%
Delivery and service fees	129,667	143,361	(13,694)	-9.6%
Depreciation	227,047	170,682	56,365	33.0%
Total restaurant operating expenses	3,417,288	2,587,037	830,251	32.1%
Net restaurant operating income	94,501	224,572	(130,071)	-57.9%
General and administrative	1,265,157	920,401	344,756	37.5%
Compensation to related party	42,154	42,154	-	0.0%
Advertising and marketing	60,787	33,904	26,883	79.3%
Total operating expenses	1,368,098	996,459	371,639	37.3%
Loss from operations	(1,273,597)	(771,887)	(501,710)	65.0%
Other income (expense):
Other income	206,983	-	206,983	N/A
Interest	(341,347)	(104,318)	(237,029)	227.2%
Loss before income taxes	(1,407,961)	(876,205)	(531,756)	60.7%
Income tax provision	16,925	-	-	N/A
Net loss	$(1,424,886)	$(876,205)	$(548,681)	62.6%

Revenues. Revenues were $3.5 million for the three months ended March 31, 2025 compared to $2.8 million for the three months ended March 31, 2024, representing an increase of approximately $0.7 million, or 24.9%. The increase in sales for the three-month period was primarily driven by from the acquisition of three restaurants in Las Vesgas in second quarter 2024.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $946 thousand for the three months ended March 31, 2025 compared to $668 thousand for the three months ended March 31, 2024, representing an increase of approximately $278 thousand, or 41.6%. The increase in costs for the three-month period was primarily driven by increases in revenues from the three new restaurants in Las Vegas, and a general increase in food material costs compared to last year. As a percentage of sales, food, beverage and supply costs decreased to 26.9% in the three months ended March 31, 2025 compared to 23.8% in the three months ended March 31, 2024. The decrease in costs as a percentage of sales was primarily driven by the market.

Labor. Labor and related costs were approximately $1.6 million for the three months ended March 31, 2025 compared to $1.3 million for the three months ended March 31, 2024, representing an increase of approximately $0.3 million, or 21.1%. The increase in costs was largely driven by additional labor costs incurred with respect to the three new restaurants acquired. As a percentage of sales, labor and related costs was 44.4% in the three months ended March 31, 2025 compared to 45.8% in the three months ended March 31, 2024.

Rent and utilities. Rent and utilities expenses were approximately $557 thousand for the three months ended March 31, 2025 compared to $319 thousand for the three months ended March 31, 2024, representing an increase of approximately $238 thousand, or 74.8%. The increase was primarily a result of three new restaurants acquired. As a percentage of sales, rent and utilities ratio for the three months ended March 31, 2025 increased to 15.9% compared to 11.3% in the prior period due to the increase utility expenses in the three months ended March 31, 2025.

Delivery and service fees. Delivery and service fees incurred were approximately $130 thousand for the three months ended March 31, 2025 compared to $143 thousand for the three months ended March 31, 2024, representing a decrease of approximately $14 thousand or 9.6%, primarily due to a decrease in food sales via delivery during the comparable period due to the post COVID effect. As a percentage of sales, delivery and service fees ratio for the period ended March 31, 2025 decreased due to increase in sales percentage of the dining-in compared to take-out.

Depreciation and amortization expenses. . Depreciation and amortization expenses incurred were approximately $171 thousand for the three months ended March 31, 2024 compared to $227 thousand for the three months ended March 31, 2025, representing an increase of approximately $56 thousand, or 33.0%. The increase was primarily due to the three new restaurants in the three months ended March 31, 2025.

General and administrative expenses. General and administrative expenses were approximately $1.3 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024, representing an increase of approximately $0.4 million or 37.5%. This increase in general and administrative expenses was primarily due to the $0.3 million increase in professional fees during the three months ended March 31, 2025. The Company raised capital during the period from numerous equity deals including debt structuring, private placements for common stock and warrants. As a percentage of sales, general and administrative expenses increased to 36.0% in the three months ended March 31, 2025 from 32.7% in the three months ended March 31, 2024.

Related party compensation: Compensation to James Chae was approximately $42 thousand for the three months ended March 31, 2025 and 2024, respectively. As a percentage of sales, related party compensation was 1.2% in the three months ended March 31, 2025 and 1.5% in the three months ended March 31, 2024.

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

On March 27, 2025, Nasdaq notified the Company that it had regained compliance with Rule 5550(b)(1). As a result, the hearing scheduled for April 1, 2025 has been cancelled and the Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

On April 2, 2025, the Company entered into two new securities subscription agreements and amended one securities subscription agreement (the “Subscription Agreements”) with certain investors pursuant to which the investors purchased an aggregate of 400,000 additional warrants for a purchase price of $1,000,000. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of April 2, 2025 (the “Warrant Agreement”).

On April 9, 2025, Yoshiharu Global Co., a Delaware corporation (the “Company”) entered into two new securities subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which the investors purchased an aggregate of 400,000 additional warrants for an aggregate purchase price of $1,000,000. The Subscription Agreements contain customary representations, warranties, and indemnification provisions and were entered into in reliance on self-certification as an accredited investor pursuant to Regulation D promulgated under the Securities Act. Each warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $0.01 (the “Shares”) pursuant to the terms of warrant agreements dated as of April 9, 2025 (the “Warrant Agreement”).

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

Statement of Cash Flow Data:
Net cash used in operating activities	$(863,204)	$(373,196)
Net cash used in investing activities	(32,622)	(356,642)
Net cash provided by financing activities	3,051,698	623,250

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2025 was $863,204 which resulted from net loss of $1,424,886, non-cash charges of $240,323 for depreciation and amortization with gain on disposal of fixed assets of $50,000, and net cash inflows of $371,359 from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases in due to related party by $192,876 and accounts payable and accrued expenses by $68,386 and a decrease in accounts receivable by $26,371 which was offset by an increase in inventory by $3,759 and a decrease in other payables by $36,734.

Net cash used in operating activities during the three-month period ended March 31, 2024 was $373,196 which resulted from net loss of $876,205, non-cash charges of $170,682 for depreciation and amortization and net cash inflows of $332,327 from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an decrease in other assets by $346,962 and increases in accounts payable and accrued expenses by $26,707 and due to related party by $56,921, which was offset by the increases in accounts receivable by $94,135 and inventory by $4,128.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $32,622 and $356,642, respectively. These expenditures in each period are primarily related to purchases of property and equipment in connection with current and future restaurant openings.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $3,051,698 primarily due to $4,614,000 of cash received through private placements and warranty subscriptions and $1,100,000 of cash received from borrowings, which was offset by $1,462,302 of repayment of bank borrowings and loan payable to financial institutions and $1,200,000 of repayment of convertible notes.

Net cash provided by financing activities during the three months ended March 31, 2024 was $623,250 due to $812,000 cash received through bank borrowings, offset by $252,899 of repayment of bank borrowings and loan payable to financial institutions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 31, 2025, as well as our long-term obligations:

	Payments due by period as of March 31, 2025
	Total	2025(remaining nine months)	2026-2027	2028-2029	Thereafter
Capital lease payments	$9,239,390	$1,027,605	$2,706,223	$2,370,749	$3,134,813
Bank note payables	2,785,384	1,224,104	1,060,900	500,380	-
EIDL loan payables	412,639	8,232	23,115	24,912	356,380
Loans payable to financial institutions	3,332	3,332	-	-	-
Total contractual obligations	$12,440,745	$2,263,273	$3,790,238	$2,896,041	$3,491,193

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

Off Balance Sheet Arrangements

As of March 31, 2025, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2025 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

May 15, 2025	YOSHIHARU GLOBAL CO.

	By:	/s/ James Chae
	Name:	James Chae
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

