Form 10-Q
period 2025-06-30
Yoshiharu Global Co.
filed 2025-08-20
CIK 1898604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 14,124,980 shares of class A common stock outstanding, and 100,000 shares of class B common stock outstanding as of August 17, 2025.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Yoshiharu Global Co.

Unaudited Consolidated Balance Sheets

	(Unaudited)	(Unaudited)
	June 30,	December 31,
As of	2025	2024

ASSETS
Current Assets:
Cash	$1,326,539	$1,241,036
Accounts receivable	101,566	84,110
Inventories	231,461	139,422
Loan receivable from related party	1,400,000	-
Total current assets	3,059,566	1,464,568
Non-Current Assets:
Property and equipment, net	4,951,703	5,130,229
Operating lease right-of-use asset, net	6,749,115	7,465,611
Intangible asset	477,947	491,223
Goodwill	1,985,645	1,985,645
Investment	1,100,000	-
Other assets	743,434	1,035,990
Total non-current assets	16,007,844	16,108,698
Total assets	$19,067,410	$17,573,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	967,741	$843,322
Line of Credit	1,000,000	1,000,000
Current portion of operating lease liabilities	1,084,255	975,210
Current portion of bank notes payables	1,041,490	1,366,350
Current portion of loan payable, EIDL	5,513	10,924
Loans payable to financial institutions	-	34,282
Due to related party	216,743	732,710
Other payables	1,041,557	1,078,291
Total current liabilities	5,357,299	6,041,089
Operating lease liabilities, less current portion	6,472,247	7,324,677
Bank notes payables, less current portion	1,545,840	1,747,611
Loan payable, EIDL, less current portion	404,407	404,490
Notes payable to related party	600,000	600,000
Convertible notes to related party	-	1,200,000
Total liabilities	14,379,793	17,317,867

Commitments and contingencies
Stockholders’ Equity
Class A Common Stock - $0.0001 par value; 49,000,000 authorized shares; 2,500,245 and 1,300,197 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	250	130
Class B Common Stock - $0.0001 par value; 1,000,000 authorized shares; 100,000 shares issued and outstanding at June 30, 2025, and at December 31, 2024	10	10
Additional paid-in-capital	20,089,781	12,261,901
Warrant subscription receivable	(750,000)	-
Accumulated deficit	(14,652,424)	(12,006,642)
Total stockholders’ equity	4,687,617	255,399
Total liabilities and stockholders’ equity	$19,067,410	$17,573,266

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	For the Six months ended June 30		For the three months ended June 30
	2025	2024	2025	2024

Revenue:
Food and beverage	7,200,729	$6,137,005	3,688,940	$3,325,396
Total revenue	7,200,729	6,137,005	3,688,940	$3,325,396

Restaurant operating expenses:
Food, beverages and supplies	2,269,553	1,508,572	1,323,749	840,680
Labor	3,329,120	2,780,661	1,771,349	1,494,127
Rent and utilities	1,133,500	769,296	576,501	450,728
Delivery and service fees	306,724	280,916	177,057	137,555
Depreciation	478,605	350,327	251,558	179,645
Total restaurant operating expenses	7,517,502	5,689,772	4,100,214	3,102,735

Net restaurant operating income (loss)	(316,773)	447,233	(411,274)	222,661

Operating expenses:
General and administrative	2,531,310	2,012,054	1,266,153	1,091,653
Related party compensation	42,154	95,879	-	53,725
Advertising and marketing	85,933	58,564	25,146	24,660
Total operating expenses	2,659,397	2,166,497	1,291,299	1,170,038

Loss from operations	(2,976,170)	(1,719,264)	(1,702,573)	(947,377)

Other income (expense):
Other income	800,106	12,207	593,123	12,207
Interest	(435,868)	(252,126)	(94,521)	(147,808)
Total other income	364,238	(239,919)	498,602	(135,601)

Loss before income taxes	(2,611,932)	(1,959,183)	(1,203,971)	(1,082,978)

Income tax provision	16,925	21,838	-	-

Net loss	(2,628,857)	(1,981,021)	(1,203,971)	(1,082,978)

Loss per share:
Basic and diluted	(2)	$(1.48)	(1)	(0.82)

Weighted average number of common shares outstanding:
Basic and diluted	1,489,599	1,342,105	1,489,599	1,342,105

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Class A Shares		Class B Shares		Additional Paid-In	Warrant subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2024	1,300,197	$130	100,000	$10	$12,261,901	-	$(12,006,642)	$255,399

Issuance of Class A Common Stock	317,548	32	-	-	713,968	-	-	714,000

Issuance of warrants	-	-	-	-	5,350,000	(750,000)	-	4,600,000

Net loss	-	-	-	-	-	-	(1,407,961)	(1,407,961)

Balance at March 31, 2025 (unaudited)	1,617,745	162	100,000	10	18,325,869	(750,000)	(13,431,528)	4,144,513

Issuance of Class A Common Stock	882,500	88	-	-	1,763,912	-	-	1,764,000

Net Loss	-	-	-	-	-	-	(1,220,896)	(1,220,896)

Balance at June 30, 2025 (unaudited)	2,500,245	$250	100,000	$10	$20,089,781	(750,000)	$(14,652,424)	$4,687,617

	Class A Shares		Class B Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,230,246	$123	100,000	$10	$11,994,119	$(9,340,773)	$2,653,479

Issuance of Class A Common Stock	12,476	1	-	-	64,148	-	64,149

Not loss	-

Balance at March 31, 2024 (unaudited)	1,242,722	124	100,000	10	12,058,267		(876,205)

Net loss	-	-	-	-	-	(1,082,978)	(1,082,978)

Balance at June 30, 2024 (unaudited)	1,242,722	$124	100,000	$10	$12,058,267	$(11,321,794)	$736,607

See accompanying notes to unaudited consolidated financial statements.

Yoshiharu Global Co.

Unaudited Consolidated Statements of Cash Flows

	(Unaudited)
	For the Six months ended June 30
	2025	2024

Cash flows from operating activities:
Net loss	$(2,628,857)	$(1,981,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478,605	363,603
Amortization	13,276
Gain on disposal of fixed asset	(50,000)	-
Changes in assets and liabilities:
Accounts Receivable	(17,456)	(108,348)
Inventories	(92,039)	(25,730)
Other assets	292,556	1,018,133
Accounts payable and accrued expenses	80,605	221,197
Due to related party	198,033	1,133,624
Other payables	(36,734)	-
Net cash used in operating activities	(1,762,011)	621,458

Cash flows from investing activities:
Purchases of property and equipment	(250,079)	(398,641)
Loan provided under loan receivable from related party	(1,400,000)	-
Amounts provided on investments	(1,100,000)	-
Acquisition of LV entities	-	(1,800,000)
Net cash used in investing activities	(2,750,079)	(2,198,641)

Cash flows from financing activities:
Proceeds from borrowings	-	900,000
Proceeds from borrowings from acquisition of LV entities	-	1,014,830
Repayments on bank notes payables	(526,631)	(371,857)
Repayments on EIDL loan payable	(5,494)	-
Repayments of convertible note	(1,200,000)	-
Repayment of loan payable to financial institutions	(34,282)	(298,091)
Proceeds from sale of common shares and warrants	6,364,000	64,149
Net cash provided by financing activities	4,597,593	1,309,031

Net (decrease) increase in cash	85,503	(268,152)

Cash – beginning of period	1,241,036	1,462,326

Cash – end of period	1,326,539	$1,194,174

Supplemental disclosures of non-cash financing activities:
Note Payable to related party	$-	$600,000
Convertible notes to related party	$-	$1,200,000
Conversion of due to related party to common stock	$714,000	$-

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$94,521	$230,777
Income taxes	$16,925	$21,838

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Yoshiharu and its wholly owned subsidiaries instead in Note 1 above as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Reverse Stock Split

On July 18, 2025, the Company’s Board of Directors approved and announced a 4-for-1 forward stock split of its Class A and Class B common stock. The record date for the split was July 28, 2025, with distribution of additional shares on July 30, 2025, and trading on a split-adjusted basis commencing on July 31, 2025. The par value of the Company’s common stock remained at $0.001 per share. All share and per-share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

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

Marketing

Marketing costs are charged to expense as incurred. Marketing costs were approximately $86,000 and $59,000 for the six-month period ended June 30, 2025 and 2024, respectively, and are included in general expenses in the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets were recorded in connection with the YLV asset acquisition in April 2024, and were accounted for in accordance with ASC 805, “Business Combinations.” Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible net assets acquired. Intangible assets are recorded at their fair value at the date of acquisition. Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at least annually and any related impairment losses are recognized in earnings when identified. No impairment was recognized during the year ended June 30, 2025.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no unrecognized tax benefits identified or recorded as liabilities as of June 30, 2025.

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

4. LOAN RECEIVABLE FROM RELATED PARTY

On April 2, 2025, the Company provided a loan to GKFB Corp, a related party, in the amount of $1,400,000 which bears interest of 5% per annum with maturity date of April 1, 2026. GKFB is partially owned by the former Chief Executive Officer of the Company.

5. INVESTMENT

On April 25, 2025, the Company entered into an investment agreement with Wealthrail, Inc. for an amount of $1,100,000. Wealthrail is engaged in the business of purchasing residential real estate properties, making renovations or repairs, and subsequently reselling the properties for profit (commonly referred to as “house flipping”).

Under the terms of the agreement, the Company’s return on investment is based on the net proceeds realized from the resale of the subject property. Net proceeds are determined as the gross resale price of the property, reduced by the initial purchase cost, construction and renovation costs, agent commissions, property taxes, and other directly attributable costs of the project. The resulting net profit, if any, shall be distributed equally between Wealthrail and the Company on a 50:50 basis.

As of June 30, 2025, no real estate properties were purchased.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Life	Average Remaining Life	June 30, 2025	December 31, 2024

Brand & non-compete	10 years	9.5 years	$531,051	$531,051
Less – accumulated amortization			(53,104)	(39,828)

Total intangible assets, net			$477,947	$491,223

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS (Continued)

Estimated future amortization of intangible assets is as follows:

Years ending December 31,	Amount

2025 for six months remaining	$26,533
2026	53,105
2027	53,105
2028	53,105
2029	53,105
Thereafter	225,698

Total	$464,671

Amortization expense on intangible assets amounted to $26,552 and $0 for the quarter ended June 30, 2025 and 2024, respectively.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024

Leasehold Improvement	$5,453,739	$5,401,651
Furniture and equipment	1,861,881	1,808,387
Vehicle	582,761	438,521

Total property and equipment	7,898,381	7,648,559
Accumulated depreciation	(2,946,678)	(2,518,330)

Total property and equipment, net	$4,951,703	$5,130,229

Total depreciation was $478,605 and $822,318 for the six month period ended June 30, 2025 and for the year ended December 31, 2024, respectively.

8. OTHER ASSETS

Other assets consisted of the following:

	June 30	December 31,
	2025	2024

Security deposits	$170,892	$182,531
Tenant improvement receivable	-	300,270
Loan to Won Zo Whittier	100,300	100,300
Others	1,030,378	452,889

Total other assets	$1,301,570	$1,035,990

9. LINE OF CREDIT

The Company has a $1,000,000 bank line of credit. The line bears a fixed interest rate at 5.35% per annum. It is secured by a $1,000,000 certificate of deposit at the same bank. The line of credit expires in December 2025. The Company is in compliance with certain non-financial covenants imposed by the line of credit agreement. At June 30, 2025 and December 31,2024, the outstanding balance was $1,000,000, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. BANK NOTES PAYABLES

	June 30,	December 31,
	2025	2024

November 27, 2018 ($780,000) - JJ	$142,585	$209,090
September 14, 2021 ($197,000) - CC	142,016	155,976
April 22, 2022 ($195,000) - Cerritos	-	165,430
May 22, 2023 ($138,000) - BB	85,208	98,215
May 22, 2023 ($196,000) - CC	120,994	139,464
May 22, 2023 ($178,000) - DD	109,662	127,497
September 13, 2023 ($150,000) - Garden Grove	102,240	116,073
September 13, 2023 ($150,000) - Laguna	102,240	116,073
March 22, 2024 ($150,000) - YM	118,382	131,563
March 22, 2024 ($150,000) - YCT	118,382	131,563
December 20, 2024 ($250,000) - Ontario	228,733	250,000
January 30, 2024 ($500,000) - Yoshiharu	600,000	650,000
June 4, 2024 ($900,000) – YLV	716,888	823,017
Total bank notes payables	2,587,330	3,113,961

Less - current portion	(1,041,490)	(1,366,350)
Total bank notes payables, less current portion	$1,545,840	$1,747,611

The following table provides future minimum payments as of June 30, 2025:

For the years ended	Amount
2025 (remaining six months)	$1,041,490
2026	530,450
2027	530,450
2028	411,896
2029	73,044
Thereafter	-

Total	$2,587,330

November 27, 2018 – $780,000 – Global JJ Group, Inc.

On November 27, 2018, Global JJ Group, Inc. (the “JJ”) executed the standard loan documents required for securing a loan of $780,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $142,585 and $209,090, respectively.

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

10. BANK NOTES PAYABLES (Continued)

September 14, 2021 – $197,000 – Global CC Group, Inc.

On September 14, 2021, the CC executed the standard loan documents required for securing a loan of $197,000 from the SBA, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $142,016 and $155,976, respectively.

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

April 22, 2022– $195,000 – Yoshiharu Cerritos.

On April 22, 2022, Yoshiharu Cerritos (the “YC”) executed loan documents for an SBA loan of $195,000, with proceeds used for working capital. As of December 31, 2024, the outstanding balance was $165,430.

On March 11, 2025, the Company completed the sale of its Cerritos store. In connection with the closing, the Company used sale proceeds to repay the entire outstanding loan balance. As a result, no balance remained outstanding as of June 30, 2025.

May 22, 2023– $138,000 – Global BB Group, Inc.

On May 22, 2023, Global BB Group, Inc. (the “BB”) executed the standard loan documents required for securing a loan of $138,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, BB paid off the existing SBA loan borrowed by Global AA Group, Inc on September 17, 2017. As of June 30, 2025 and December 31, 2024, the balance of the loan is $85,208 and $98,215, respectively.

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

May 22, 2023– $196,000 – Global CC Group, Inc.

On May 22, 2023, Global CC Group, Inc. (the “CC”) executed the standard loan documents required for securing a loan of $196,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, CC paid off the existing SBA loan borrowed by CC on February 13, 2020. As of June 30, 2025 and December 31, 2024, the balance of the loan is $120,994 and $139,464, respectively.

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

May 22, 2023– $178,000 – Global DD Group, Inc.

On May 22, 2023, Global DD Group, Inc. (the “DD”) executed the standard loan documents required for securing a loan of $178,000 from a commercial bank, with proceeds to be used for working capital purposes. With the proceeds, DD paid off the existing SBA loan borrowed by DD on September 15, 2021. As of June 30, 2025 and December 31, 2024, the balance of the loan is $109,662 and $127,497, respectively.

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

10. BANK NOTES PAYABLES (Continued)

September 13, 2023– $150,000 – Yoshiharu Garden Grove

On September 13, 2023, Yoshiharu Garden Grove (the “YG”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $102,240 and $116,073, respectively.

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

September 13, 2023– $150,000 – Yoshiharu Laguna

On September 13, 2023, Yoshiharu Laguna (the “YL”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $102,240 and $116,073, respectively.

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

March 22, 2024– $150,000 – Yoshiharu Menifee

On March,22, 2024, Yoshiharu Menifee (the “YM”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $118,382 and $131,563, respectively.

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

March 22, 2024– $150,000 – Yoshiharu San Clemente

On March,22, 2024, Yoshiharu San Clemente (the “YCT”) executed the standard loan documents required for securing a loan of $150,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $118,382 and $131,563, respectively.

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

December 20, 2024– $250,000 – Yoshiharu Ontario

On December,20, 2024, Yoshiharu Ontario (the “YO”) executed the standard loan documents required for securing a loan of $250,000 from a commercial bank, with proceeds to be used for working capital purposes. As of June 30, 2025 and December 31, 2024, the balance of the loan is $228,733 and $250,000, respectively.

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

January 30, 2024– $650,000 – Yoshiharu

On January 30, 2024, Yoshiharu Global Co. (the “Yoshiharu”) executed the standard loan documents required for securing a loan of $500,000 from a commercial bank, with proceeds to be used for working capital purposes. On August 16, 2024, Yoshiharu borrowed additional $150,000 from the commercial bank for working capital purpose. As of June 30, 2025 and December 31, 2024, the balance of the loan is $600,000 and $650,000, respectively.

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

June 4, 2024– $900,000 – Yoshiharu Las Vegas

On June 4, 2024, Yoshiharu Las Vegas (the “YLV”) executed the standard loan documents required for securing a loan of $900,000 from a commercial bank, with proceeds to be used to acquire certain assets of three restaurants in Las Vegas. As of June 30, 2025 and December 31, 2024, the balance of the loan is $716,888 and $823,017, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. LOAN PAYABLES, EIDL

	June 30,	December 31,
	2025	2024

June 13, 2020 ($150,000 - EIDL ) - AA	$136,797	$138,616
June 13, 2020 ($150,000 - EIDL ) - BB	136,814	138,661
July 15, 2020 ($150,000 - EIDL) - JJ	136,309	138,137

Total loans payables, EIDL	409,920	415,414

Less - current portion	(5,513)	(10,924)

Total loans payables, EIDL, less current portion	$404,407	$404,490

The following table provides future minimum payments as of June 30, 2025:

For the years ended	Amount
2025 (remaining nine months)	$8,232
2026	11,341
2027	11,774
2028	12,223
2029	12,689
Thereafter	356,380

Total	$412,639

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

11. LOAN PAYABLES, EIDL (Continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. LOANS PAYABLE TO FINANCIAL INSTITUTIONS

Loans payable to financial institutions consist of the following:

	June 30, 2025	December 31, 2024

November 21, 2023 ($91,000) - CC (CO) Loan agreement with principal amount of $91,000 and repayment rate of 46.27% for a total of $113,750. The loan payable matures on November 15, 2024	$-	$34,282

13. CONVERTIBLE NOTE TO RELATED PARTY

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

14. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due to related party – From time to time, the Company loaned money to APIIS Financial Group, a company owned by James Chae, who is also the majority stockholder and CEO of the Company. The balance is non-interest bearing and due on demand. As of June 30, 2025 and December 31, 2024, the balance was $1,544,897 and $732,710, respectively.

●	Related party compensation - For the three months ended June 30, 2025 and 2024, the compensation to James Chae was $42,154, respectively.

●	Notes payable and Convertible notes to related party –. On June 12, 2024, the Company consummated the acquisition of certain assets in three Las Vegas restaurants from Mr. Jihyuck Hwang. Total acquisition cost was $3.6 million, consisting of $1.8 million in cash, issuance of a $600,000 promissory note and issuance of a $1.2 million convertible note to Mr. Hwang. The promissory note will be repaid in two equal installments without interest, while the convertible note was repaid by the Company on March 10, 2025 with the proceeds from a loan made to the Company on or about March 7, 2025. As of June 30, 2025, the balances were $600,000 and $0 for the promissory note and the convertible note, respectively. The balances were $600,000 and $1,200,000, respectively, as of December 31, 2024.

Interest expense was $0 for the three and six months ended June 30, 2025 and 2024.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAX

Total income tax (benefit) expense consists of the following:

For the Six Months Ended June 30,	2025	2024

Current provision (benefit):
Federal	$-	$-
State	16,925	21,838
Total current provision (benefit)	16,925	21,838

Deferred provision (benefit):
Federal	-	-
State	-	-
Total deferred provision (benefit)	-	-

Total tax provision (benefit)	$16,925	$21,838

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

June 30,	2025	2024

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	-29.84%	-29.84%

Effective tax rate	0.00%	0%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAX (Continued)

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

	June 30, 2025	December 31, 2024

Deferred tax assets:
Net operating loss	$2,310,000	$2,010,000
Other temporary differences	-	-

Total deferred tax assets	2,310,000	2,010,000
Less – valuation allowance	(2,310,000)	(2,010,000)

Total deferred tax assets, net of valuation allowance	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and subject to California authorities for tax year ended 2018 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2025 and December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2025, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $11,000,000. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

16. COMMITMENTS AND CONTINGENCIES

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with ASC 842, the components of lease expense were as follows:

	June 30,
For the Six months ended	2025	2024
Operating lease expense	$620,144	$591,643
Total lease expense	$620,144	$591,643

In accordance with ASC 842, other information related to leases was as follows:

For the Six months ended	2025	2024
Operating cash flows from operating leases	$641,290	$542,277
Cash paid for amounts included in the measurement of lease liabilities	$641,290	$524,277

Weighted-average remaining lease term—operating leases		6.3 Years
Weighted-average discount rate—operating leases		7%

Operating
Year ending:	Lease
2025 (remaining six months)	$706,920
2026	1,367,546
2027	1,338,677
2028	1,287,339
2029	1,083,410
Thereafter	3,134,813
Total undiscounted cash flows	$8,918,745

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.3 Years
Weighted-average discount rate	7%
Present values	$7,556,502

Lease liabilities—current	1,084,255
Lease liabilities—long-term	6,472,247
Lease liabilities—total	$7,556,502

Difference between undiscounted and discounted cash flows	$1,362,243

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS’ EQUITY

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

17. STOCKHOLDERS’ EQUITY (Continued)

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

17. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

On November 22, 2023, the Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of its issued Class B common stock in the ratio of 1-for-10 to be effective at 11:59 p.m. eastern on November 27, 2023. As a result, a total of 100,000 shares of Class B common stock were issued and outstanding as of June 30, 2025 and 2024 and December 31, 2024.

18. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three months ended June 30, 2025 and 2024.

19. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as follows:

●	Forward Stock Split - On July 18, 2025, the Company’s Board of Directors approved and announced a 4-for-1 forward stock split of its Class A and Class B common stock. The record date for the split was July 28, 2025, with distribution of additional shares on July 30, 2025, and trading on a split-adjusted basis commencing on July 31, 2025. The par value of the Company’s common stock remained at $0.001 per share. All share and per-share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

●	Convertible Note Issuance - On July 29, 2025, the Company entered into a Secured Convertible Note Purchase Agreement with an institutional investor for aggregate gross proceeds of $4.4 million. The note matures in three years, bears interest at 7% per annum, payable semi-annually, and is convertible beginning six months after issuance at a conversion price of $1.10 per share, subject to reset provisions based on market conditions and a floor conversion price of $1.00. Conversion is limited to 19.99% of the Company’s outstanding shares prior to shareholder approval. The proceeds are restricted for real estate acquisitions. The note is secured by a subordinated lien on the acquired property, includes a 3% net profit participation on sales of such properties, and permits assignment of up to 40% of the principal balance under certain conditions.

●	Proposed Corporate Name Change - On July 15, 2025, the Company announced its intention to change its corporate name from Yoshiharu Global Co. to Vestand, Inc. to reflect a strategic transition into real estate investment and digital asset initiatives. The name change is subject to the completion of required corporate and regulatory approvals

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

Overview of Yoshiharu

Yoshiharu is a fast-growing Japanese restaurant operator and was borne out of the idea of introducing the modernized Japanese dining experience to customers all over the world. Specializing in Japanese ramen, Yoshiharu gained recognition as a leading ramen restaurant in Southern California within six months of our 2016 debut and has continued to expand our top-notch restaurant service across Southern California, currently owning and operating 15 restaurant stores with an additional 2 restaurant stores under construction/development/acquisition as of June 30, 2025.

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

Results of Operations

Six months ended June 30, 2025 Compared to Six months ended June 30, 2024

The following table presents selected comparative results of operations from our unaudited financial statements for the six months ended June 30, 2025, compared to six months ended June 30, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	For the Six months ended June 30		Increase /(Decrease)
	2025	2024	$	$

Total revenue	7,200,729	6,137,005	$1,063,724	17.33%
Restaurant operating expenses:
Food, beverages and supplies	2,269,553	1,508,572	760,981	50.44%
Labor	3,329,120	2,780,661	548,459	19.72%
Rent and utilities	1,133,500	769,296	364,204	47.34%
Delivery and service fees	306,724	280,916	25,808	9.19%
Depreciation	478,605	350,327	128,278	36.62%
Total restaurant operating expenses	7,517,502	5,689,772	1,827,730	32.12%
Net restaurant operating income	(316,773)	447,233	(764,006)	-170.83%
Operating expenses:
General and administrative	2,531,310	2,012,054	519,256	25.81%
Related party compensation	42,154	95,879	(53,725)	-56.03%
Advertising and marketing	85,933	58,564	27,369	46.73%
Total operating expenses	2,659,397	2,166,497	492,900	22.75%
Loss from operations	(2,976,170)	(1,719,264)	(1,256,906)	73.11%
Other income (expense):
Other income	800,106	12,207	787,899	6454.49%
Interest	(435,868)	(252,126)	(183,742)	72.88%
Total other income	364,238	(239,919)	604,157	-251.82%
Loss before income taxes	(2,611,932)	(1,959,183)	(652,749)	33.32%
Income tax provision	16,925	21,838	(4,913)	-22.50%

Net loss	(2,628,857)	(1,981,021)	(647,836)	32.70%

Revenues Revenue were $7.2 million for the six months ended June 30, 2025, compared to $6.1 million for the six months ended June 30, 2024, an increase of approximately $1.1 million, or 17.3%. This increase was primarily attributable to the acquisition of three restaurants in Las Vegas during the second quarter of 2025, which contributed incremental sales to the period.

Food, beverage and supplies. Food, beverage and supplies costs were approximately $2.3 million for the six months ended June 30, 2025, compared to $1.5 million for the six months ended June 30, 2024, representing an increase of approximately $761 thousand, or 50.4%. The increase in costs for the six-month period was primarily attributable to higher sales from the three newly acquired restaurants in Las Vegas, as well as a general increase in food material costs compared to the prior year. As a percentage of sales, food, beverage and supply costs increased to 31.5% in the six months ended June 30, 2025, compared to 24.6% in the six months ended June 30, 2024. The higher percentage of sales was primarily driven by inflationary pressures in food input costs.

Labor. Labor expense was $3.33 million for the six months ended June 30, 2025, compared to $2.78 million in the prior year period, an increase of approximately $548 thousand, or 19.7 percent. The increase was primarily attributable to the addition of staffing costs from the three newly acquired Las Vegas restaurants and wage inflation compared to the prior year. As a percentage of revenues, labor expense was 46.2 percent in 2025 compared to 45.3 percent in 2024, remaining relatively consistent despite the expansion.

Rent and utilities. Rent and utilities expense was $1.13 million for the six months ended June 30, 2025, compared to $769 thousand in the prior year period, an increase of approximately $364 thousand, or 47.3 percent. The increase was primarily due to the addition of lease expenses from the three newly acquired Las Vegas restaurants, as well as higher utility costs. As a percentage of revenues, rent and utilities rose to 15.7 percent in 2025 compared to 12.5 percent in 2024, reflecting the impact of new leases and cost inflation.

Delivery and service fees. Delivery and service fees were $307 thousand for the six months ended June 30, 2025, compared to $281 thousand in the prior year period, an increase of approximately $26 thousand, or 9.2%. The increase was primarily attributable to higher overall sales volumes, including contributions from the newly acquired Las Vegas restaurants. As a percentage of revenues, delivery and service fees remained relatively stable at 4.3% in 2025 compared to 4.6% in 2024, indicating consistent cost management despite higher activity levels

Depreciation and amortization expenses. Depreciation and amortization expense was $479 thousand for the six months ended June 30, 2025, compared to $350 thousand in the prior year period, an increase of approximately $129 thousand, or 36.6 percent. The increase was primarily due to depreciation on fixed assets acquired with the three new Las Vegas restaurants, along with ongoing depreciation from capital improvements made in prior periods. As a percentage of revenues, depreciation rose to 6.6 percent in 2025 compared to 5.7 percent in 2024, reflecting a higher asset base following recent expansion.

General and administrative expenses. General and administrative expense was $2.53 million for the six months ended June 30, 2025, compared to $2.01 million in the prior year period, an increase of approximately $519 thousand, or 25.8 percent. The increase was primarily due to higher corporate overhead costs associated with supporting the expanded restaurant base and professional fees. As a percentage of revenues, general and administrative expense was 35.2 percent in 2025 compared to 32.8 percent in 2024, reflecting higher fixed overhead relative to sales growth.

Related party compensation Related party compensation was $42 thousand for the six months ended June 30, 2025, compared to $96 thousand in the prior year period, a decrease of approximately $54 thousand, or 56.0 percent. The decrease was primarily due to reduced compensation paid to James Chae following his resignation as an officer during the current period. As a percentage of revenues, related party compensation declined to 0.6 percent in 2025 from 1.6 percent in 2024, reflecting reduced payments relative to overall sales growth

Liquidity and Capital Resources

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

Statement of Cash Flow Data:
Net cash used in operating activities	$(4,586,677)	$(373,196)
Net cash used in investing activities	(32,622)	(356,642)
Net cash provided by financing activities	4,704,802	623,250

Cash Flows Used in Operating Activities

Net cash used in operating activities was $4.5 million for the six months ended June 30, 2025, compared to net cash provided of $0.6 million for the six months ended June 30, 2024. The $5.1 million unfavorable variance was primarily attributable to a higher net loss of $2.6 million in the current period, as compared to $2.0 million in the prior year, and significant unfavorable changes in working capital. The most notable working capital changes included an increase in accounts receivable of $0.4 million, reflecting higher sales volumes from the Las Vegas restaurants, an increase in other assets of $1.0 million, and a decrease in accounts payable and accrued expenses of $0.8 million. Additionally, due to related party balances decreased by $39 thousand, further reducing operating cash flows. These outflows were only partially offset by non-cash adjustments of $0.5 million in depreciation and amortization, and a $50 thousand gain on disposal of fixed assets.

The deterioration in operating cash flows compared to the prior year reflects both the expanded operating scale following the Las Vegas acquisitions and the increased working capital requirements associated with supporting higher revenues.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $33 thousand for the six months ended June 30, 2025, compared to $2.2 million for the six months ended June 30, 2024. The decrease in cash used was primarily attributable to the absence of acquisition activity in 2025. In the prior year period, the Company completed the acquisition of the Las Vegas restaurant entities for approximately $1.8 million, in addition to $0.4 million of purchases of property and equipment. In contrast, cash outflows in 2025 were limited to routine purchases of property and equipment of $33 thousand.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2025, compared to $1.3 million for the six months ended June 30, 2024. The increase was primarily driven by proceeds of $6.4 million from the sale of common shares and warrants in 2025, compared to only $64 thousand raised from equity issuances in the prior year. In addition, the Company received $1.1 million in borrowings in 2025, compared to $0.9 million in 2024.

These inflows were partially offset by repayments of $1.6 million on bank notes payable, $1.2 million on convertible notes, and $34 thousand on loans payable to financial institutions in 2025. By comparison, repayments in 2024 consisted of $372 thousand on bank notes and $298 thousand on loans payable to financial institutions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2025, as well as our long-term obligations:

	Payments due by period as of June 30, 2025
	Total	2025(remaining Six months)	2026-2027	2028-2029	Thereafter
Capital lease payments	$9,239,390	$1,084,225	$2,706,223	$2,370,749	$3,134,813
Bank note payables	2,785,384	1,041,490	1,060,900	500,380	-
EIDL loan payables	412,639	5,513	23,115	24,912	356,380
Loans payable to financial institutions	3,332	-	-	-	-
Total contractual obligations	$12,440,745	$2,131,228	$3,790,238	$2,896,041	$3,491,193

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

Off Balance Sheet Arrangements

As of June 30, 2025, we did not have any material off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, management concluded that our disclosure controls and procedures were not fully effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses related to (i) an insufficient number of accounting personnel with specialized knowledge of U.S. GAAP and SEC reporting requirements, and (ii) a lack of segregation of duties within our finance and accounting functions.

Remediation Efforts and Progress

During the quarter ended June 30, 2025, we made meaningful progress in addressing these weaknesses:

●	We hired additional accounting staff and reassigned certain responsibilities to improve segregation of duties.
●	We engaged outside accounting consultants with public company reporting expertise to assist with quarterly and annual filings.
●	We implemented enhanced review and approval procedures for journal entries, reconciliations, and financial reporting.
●	We initiated the use of new internal control documentation and testing procedures overseen by management and the Audit Committee.

These measures represent important steps toward strengthening our internal control environment. Although the remediation process is not yet complete and the material weaknesses have not been fully eliminated, management believes the actions taken have already enhanced the reliability of our financial reporting and demonstrate our commitment to strong corporate governance.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Commitment to Remediation Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, management concluded that our disclosure controls and procedures were not fully effective due to the material weaknesses in internal control over financial reporting described below.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We and our subsidiaries are not currently a party, nor is our property subject, to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

August 19, 2025	YOSHIHARU GLOBAL CO.

	By:	/s/ Jiwon Kim
	Name:	Jiwon Kim
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer and Principal Executive Officer (Principal Executive Officer)

